Form 10KSB
period 2006-05-31
Quorum Ventures, Inc.
filed 2006-09-21
CIK 1305452

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2006
                                               ------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-119715


                              QUORUM VENTURES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                   Applied For
------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                             2640 Tempe Knoll Drive
                      North Vancouver. B.C., Canada V6C 1V5
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (604) 908-0233
                            Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class                       Name of each exchange on which
     to be so registered                       each class is to be registered

             None                                           None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

             Yes    X                                       No
                ---------                              ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

             Yes    X                                      No
                                                       ----------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

             Yes  _ X _                                   No
                                                          --

State issuer's revenues for its most recent fiscal year:          Nil
                                                          -----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

 $205,000 as at September 20, 2006 based on the last sale's price of our common
 ------------------------------------------------------------------------------
                                     stock
                                     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            2,050,000 shares of common stock as at September 20, 2006
            ---------------------------------------------------------

                                TABLE OF CONTENTS


                                                                           Page

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4
ITEM 2:  DESCRIPTION OF PROPERTY.............................................13
ITEM 3:  LEGAL PROCEEDINGS...................................................13
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................14
ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............14
ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........14
ITEM 7:  FINANCIAL STATEMENTS................................................17
ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES...............................................29
ITEM 8A:  CONTROLS AND PROCEDURES............................................29
ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........30
ITEM 10:  EXECUTIVE COMPENSATION.............................................32
ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....32
ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................33
ITEM 13:  EXHIBITS AND REPORTS...............................................33
ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND ERVICES..............................34

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

We have commenced operations as an exploration stage company. We are engaged in the acquisition, and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We own a 90% interest in two mineral claims collectively known as the Upper Ross Lake property. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Our plan of operation is to conduct exploration work on the Upper Ross Lake property in order to ascertain whether it possesses economic quantities of gold and silver. There can be no assurance that economic mineral deposits or reserves, exist on the Upper Ross Lake property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible. The types of minerals that we encounter on the Upper Ross Lake property will not result in changes to our proposed exploration programs or methods.

Even if we complete our proposed exploration programs on the Upper Ross Lake property and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Upper Ross Lake Property Purchase Agreement

On April 1, 2004, we entered into an agreement with Mr. Glen Macdonald of Vancouver, British Columbia, whereby he agreed to sell to us a total of two mineral claims located approximately 44 miles east-northeast of Yellowknife, Northwest Territories that have the potential to contain gold and silver mineralization or deposits. Neither we nor our management have any relationship or affiliation with Mr. Macdonald.

In order to acquire a 90% interest in these claims, subject to a 2% net smelter returns royalty, we paid $7,500 to Mr. Macdonald from our cash on hand. Mr. Macdonald wished to retain a 10% interest in the claims. A net smelter returns royalty is the percentage of money that the royalty holder would receive from the sale of minerals from the property to a smelter, less refining charges, ore treatment charges, penalties and transportation costs.

Description, Location and Access

The Upper Ross Lake Property is located along the west shore of Upper Ross Lake, approximately 44 miles east-northeast of Back Bay at Yellowknife. The two claims are:

                   IDA 2 -- Grant #F81806; and
                   IDA 3, -- Grant #F81807.

The property may be accessed by float-equipped charter aircraft or helicopter from Yellowknife. The claims are 17 land miles beyond the Cameron Lake Road (Highway 4).

A single high ridge dominates the property, peaking at 298 meters, some 42 meters above the surface level of Upper Ross Lake. Only one other ridge in the general area exceeds it in height. A precipitous slope falls northward away from this crown and more gentle slopes radiate from it east, south and westward.

Over much of the property, good rock exposure exists. Where depressions do occur, they are usually infilled by glacial debris. Along the west claim boundary, a sizeable bog occurs and upon the peninsula, a drier upland swamp masks much of the area. Stunted Banksian pine grows almost exclusively upon a significant portion of the area infilled by glacial debris, while white and black spruce blanket other depressions and swamps. A few birch and tamarack trees are scattered on the property as well.

Title to the Upper Ross Lake Property

The Upper Ross Lake property consists of two mineral claims. These claims are registered in the name of Glen Macdonald and are in good standing until May 27, 2007. This lapse date can be extended for up to ten years, provided that we spend at least $2.00 per acre of land. The total acreage of the Upper Ross Lake claims is 1,394.55 acres. After the ten year period has elapsed, the claims must be legally surveyed and taken to lease, or the rights are forfeited.

A "mineral claim" refers to a specific section of land over which a title holder owns rights to exploration to ground. Such rights may be transferred or held in trust. Mr. Macdonald holds the two mineral claims comprising the Upper Ross Lake property in trust for us. It is a common procedure to have such claims held in trust given the expense that we would incur in registering as a recorded claim holder in the Northwest Territories. We can request that the claims be registered in our name at any time.

The registration of the claims in the name of a trustee does not impact a third party's ability to commence an action against us respecting the Upper Ross Lake property or to seize the claims after obtaining judgment.

The fee simple owner of the real property underlying the claims that comprise the Upper Ross Lake property is the government of Canada. The government has the right to sell title to this land to a third party, but is unlikely to do so given the remote location of the property.

We have the right to explore the property for mineralization, provided such exploration does not unreasonably disturb the fee simple owner's use of the land. Because the property is undeveloped, the government's rights to the land use will not be impacted and it will not have any obligations respecting the land.

Rock Formation and Mineralization

The Upper Ross Lake property has undergone extensive alteration and tectonic fracturing during different stages of its history. Alteration is any physical or chemical change in the rock that occurs subsequent to its formation. Tectonic fracturing is the occurrence of breaks or cracks in rock caused by movement of the earth's plates. The openings in the rock permit mineral-bearing molten rock to move from the earth's core to the surface and harden.

An intensely altered and fractured zone some 60 meters wide near the west side of the property extends for a length of over 260 meters.

Within this area, gold and silver mineralization occurs in quartz veins, regularly shaped and lengthy occurrences of mineralization, along with pyrrhotite, galena, sphalerite, chalcopyrite and arsenopyrite. Pyrrhotite is a brownish iron sulfide mineral having weak magnetic properties. Galena is mineral containing mainly lead sulfide that is blue-gray in color. Sphalerite is an ore that is mainly a source of zinc sulfide in crystalline form and contains some iron and calcium. Chalcopyrite is a yellow rock consisting of copper, iron and sulphur. Arsenopyrite, a combination of iron, sulphur and arsenic, is often associated with gold mineralization.

Exploration History

Prospectors working for what is now known as Teck-Cominco originally discovered gold mineralization on the Upper Ross Lake property during the 1940's.

Local prospectors selectively mined narrow, high-grade gold-bearing veins on the claims until the mid-1950's. Production records were not maintained, but five open pits are present on the property which have had several hundred tons of material removed. Limited work and no drilling have been undertaken since.

In 1994, Ishtar Explorations Ltd., a private company, gathered grab samples the mineralized surface rock that extends in a southerly direction from the old pit areas.

Mr. Glen Macdonald, a professional geologist familiar with the region, staked the Upper Ross Lake claims in 2003. We acquired our interest in the property from him.

The claims comprising the Upper Ross Lake property are free of mineral workings, equipment and other infrastructure facilities. We have not completed any exploration work on the property and there is no exploration currently being conducted on the claims, although we have funded $5,000 for the phase one exploration program that was commenced in November 2005. There is no power source on the Upper Ross Lake property. We will need to use portable generators if we require a power source for future exploration.

The Upper Ross Lake property is without known reserves. Our proposed exploration programs are exploratory in nature.

Competition

While the mineral property exploration business is competitive, we do not anticipate having any difficulties retaining qualified personnel to conduct exploration on the Upper Ross Lake property.

Despite competition amongst silver and gold producers, there is a strong market for any silver or gold that is removed from the Upper Ross Lake property. While it is unlikely that we will discover a mineral deposit on the property, if we do, the value of the property will be influenced by the market prices for silver and gold. These prices, to some degree, are influenced by the amount of silver and gold sold by advanced stage production companies.

There are a large number of mineral exploration companies such as us that look to acquire interests in properties and conduct exploration on them. Given the large number of unexplored or under explored mineral properties that are currently available for acquisition, we do not expect competition to have a material impact on our business operations.

In the mineral exploration sector, our competitive position is insignificant. There are numerous mineral exploration companies with substantially more capital and resources that are able to secure ownership of mineral properties with a greater potential to host economic mineralization. We are not able to complete with such companies. Instead, we will attempt to acquire properties without proven mineral deposits that may have the potential to contain mineral deposits.

Geological Assessment Report: Upper Ross Lake Property

We retained Mr. William G. Timmins, a geological engineer, to prepare a geological summary report on the Upper Ross Lake property. Mr. Timmins is a graduate of the Provincial Institute of Mining located in Haileybury, Ontario
(1956) and attended Michigan Technological University from 1962 to 1965, where he studied geology. He was licensed by the Professional Engineers Association of British Columbia in 1969 in the geological discipline. Mr. Timmins has practiced as geologist for over 45 years, having been engaged in the evaluation, exploration and development of mineral properties in Canada, the United States, Latin and South America, Australia and New Zealand.

Mr. Timmins concludes that the Upper Ross Lake property warrants further exploration, given the previous discovery of significant grades of gold and silver mineralization. Mineral grades are considered significant if they are higher than would be typically found on any given property and if they suggest that the property thereby has the potential to become a mine.

Mr. Timmins also notes that there has never been a systematic sampling program on the property and that no modern exploration technology has ever been applied to the prospect. He recommends a two-phase exploration program to further evaluate the Upper Ross Lake Property.

Phase I would consist of compiling past exploration data and sampling areas of the property that were previously explored. Sampling consists of a consulting geologist gathering soil or pieces of rock that appear to contain precious metals such as gold and silver. All samples gathered will be sent to a laboratory where they are crushed and analysed for metal content.

Phase II would consist of geological mapping and geophysical test surveys. Geological mapping involves plotting previous exploration data relating to the Upper Ross Lake Property on a map in order to determine the best property locations to conduct subsequent exploration work.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured.

Proposed Budget
---------------
Approximate costs for the recommended two phase program are as following:


Phase One:  Data Acquisition

Resampling of old workings:          $5,000.00
                                     ---------


Total Phase I Costs:                 $5,000.00
                                     =========

Phase Two:  Geological Survey and Geophysical Survey

Mapping:                                $ 2,000.00
Analytical:                             $ 2,000.00
Geophysical test surveys:               $ 6,000.00
                                        ----------

Total Phase II Costs:                   $10,000.00


Total Program Costs:                    $15,000.00
                                        ==========

We have funded the phase one exploration costs from our cash on hand. We also anticipate that we will be able to fund most or all of the phase two exploration program from our current cash on hand.

In order to fund future operations, including administrative costs relating to our reporting obligations, we will have to raise additional capital. We anticipate raising funds through the sale of additional shares of our common stock or through director loans, though we do not have any commitments in this regard. If we are unable to raise sufficient funds in order to finance our proposed exploration, our business operations will be delayed or may even cease. As well, if we are unable to raise sufficient funds to cover the costs associated with filing current, quarterly and annual reports, any public trading market that we establish may cease.

If we are unable to raise sufficient capital, we may also consider selling a portion of the Upper Ross Lake property to a third party in exchange for that party paying us cash and/or committing to complete a certain amount of exploration on the property. We have not contacted any third parties regarding such an arrangement.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Northwest Territories specifically.

We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

   -      Water discharge will have to meet water standards;

   -      Dust generation will have to be minimal or otherwise re-mediated;

   - Dumping of material on the surface will have to be re-contoured and re-vegetated;

   - An assessment of all material to be left on the surface will need to be environmentally benign;

   -      Ground water will have to be monitored for any potential contaminants;

   - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

   - There will have to be an impact report of the work on the local fauna and flora.

We will not incur any government compliance costs in connection with the proposed phase one and two exploration programs on the Upper Ross Lake property. However, when we conduct advanced exploration on the claims that includes the disturbance of surface soil, as would happen during a drilling program, we would anticipate incurring costs of around $10,000 in complying with remediation requirements. Remediation involves putting the property surface back in the same state as we initially found it. These steps usually include earth movement to fill any holes we create during exploration and tree planting.

Also, to operate a working mine in the jurisdiction, the Environmental Assessment Act may require an environmental review process. The cost of complying with these regulations may cost as much as $100,000 during the course of exploration that will be necessary to determine whether the Upper Ross Lake property contains economic mineralization.

In order to fund the above costs, we will have to raise additional capital. We anticipate raising funds through the sale of additional shares of our common stock, though we do not have any commitments in this regard.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors
------------
An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

If we do not obtain additional financing, we will be unable to finance exploration and our business will fail.

Our current operating funds are less than necessary to complete all intended exploration of the Upper Ross Lake property, and therefore we will need to obtain additional financing in order to complete our business plan. As of May 31, 2006, we had cash in the amount of $7,736. We currently do not have any operations and we have no income. As well, we will not receive any funds from this registration.

Our  business  plan  calls  for  significant  expenses  in  connection  with the exploration of the Upper Ross Lake property. We will require additional financing in order to determine whether the property contains economic mineralization and to cover our anticipated administrative costs. We will also require additional financing if the costs of the exploration of the Upper Ross Lake property are greater than anticipated. Even after completing all proposed exploration, we will not know if we have a commercially viable mineral deposit.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for copper, zinc, silver and gold investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Upper Ross Lake property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

Because we have only recently commenced business operations, it is doubtful that we will ever achieve profitable operations, which may result in a loss of your entire investment.

We have only recently commenced exploration on the Upper Ross Lake property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on February 2, 2004 and to date have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems are unanticipated problems relating to exploration (such as unusual rock formations), weather conditions, availability of labor and consultants, unforeseen equipment costs (such as drill bits breaking) and equipment transportation delays and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Upper Ross Lake property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the speculative nature of exploration of mining properties, there is a substantial risk that we will not discover any economic mineralization on the Upper Ross Lake property and our business will fail.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claims containing economic mineralization or reserves of copper is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Upper Ross Lake property does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

We need to continue as a going concern if our business is to succeed. Our independent auditor has raised doubt about our ability to continue as a going concern.

The Report of Independent Registered Public Accounting Firm to our audited financial statements for the period ended May 31, 2006 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the reports are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business and that we will become insolvent as a result.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

Even if we discover commercial reserves of precious metals on the Upper Ross Lake property, we may not be able to successfully commence commercial production and will therefore never achieve profitability.

The Upper Ross Lake property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing copper of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production. We may not be able to obtain such financing.

If we become subject to burdensome government regulation or other legal uncertainties, our costs of operations will increase our business will be negatively affected.

There are several governmental regulations that materially restrict mineral property exploration and development. Under Canadian mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect our current exploration plans, if we proceed to commence drilling operations on the Upper Ross Lake property, we will incur modest regulatory compliance costs.

In addition, the legal and regulatory environment that pertains to the exploration of ore is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent us from exploring for ore deposits. The growth of demand for ore may also be significantly slowed. This could delay growth in potential demand for and limit our ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

Because our directors own 70.9% of our outstanding common stock, they could make and control corporate decisions that may be disadvantageous to other minority shareholders.

Our directors own approximately 70.9% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because our president has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our president, Mr. Steven Bolton only spends approximately 15% of his business time providing his services to us. While Mr. Bolton presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Bolton from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

Because management has no technical experience in mineral exploration, our business has a higher risk of failure due to potential poor business decisions.

None of our directors has any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

Shareholders will suffer dilution if we sell additional shares of our common stock in order to raise additional funds.

The most likely source of additional capital for funding our business plan will be the sale of additional shares of our common stock. Any sale of share capital will result in dilution to existing shareholders. Such dilution will result in a decrease in the value of each of our shares.

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently no market for our common stock and no certainty that a market will develop. We have applied for listing of our common stock on the over the counter bulletin board. Our shares may never trade on the bulletin board. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

A purchaser is purchasing penny stock which limits his or her ability to sell the stock.

The shares offered by this annual report constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 90% interest, subject to a 2% net smelter returns interest, in two mineral claims comprising the Upper Ross Lake property. We do not own or lease any property other than the Upper Ross Lake property. Our president, Steven Bolton, provides home office space to us free of charge.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock do not trade on any stock exchange or quotation system. We have retained a market maker to file an application for quotation on the OTC Bulletin Board on our behalf. However, there is not guarantee that this application will be approved.

We have 29 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to complete the recommended phase one and two exploration programs on the Upper Ross Lake property consisting of re-sampling of old workings, geologic mapping, analytical and test surveys. We anticipate that the phase one program will cost approximately $5,000, while the phase two program will cost approximately $10,000. To date, we have not commenced exploration on the Upper Ross Lake property, although we have funded the phase one exploration program.

Phase one will consist of a consulting geologist reviewing and compiling information regarding previous exploration on the property and the re-sampling of property that are known to contain gold. The re-sampling will be conducted by a geologist and his helper. They will gather rock and soil samples from various property locations and then ship them to a laboratory that will analyze them for mineral content. The geologist will then analyze the laboratory results in order to determine which directions, if any, that mineralization trends on the property and to choose property areas upon which future exploration should focus. Our directors, Steven Bolton and Bryan Markert, will not be involved in exploration work on the property.

The objective of the phase one exploration program will be to confirm the presence of gold in previously sampled areas and to gain an understanding of where additional mineralization may be discovered on the property. We will use these results in order to attempt to raise additional financing for our phase two exploration program.

We will then undertake the phase two work program. This program will also take approximately one month to complete. It will consist of mapping and reviewing the results of the phase one exploration program and performing geophysical test surveys on the claims.

Mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work.

Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. The geologist overseeing the phase two exploration program will choose the appropriate geophysical survey or surveys based on the results of the phase one program. Our objective of the phase two program will be to determine whether mineralization discovered on the claims surface may occur beneath the ground. We will look for high geophysical survey readings in areas of the claims where surface mineralization exists.

The budget for the phase two program is as follows:

Mapping:                                $ 2,000.00
Analytical:                             $ 2,000.00
Geophysical test surveys:               $ 6,000.00
                                        ----------

Total Phase II Costs:                   $10,000.00
                                        ----------

We intend to retain Mr. William Timmins, a geological engineer, to undertake the proposed exploration on the Upper Ross Lake property given his familiarity with the property area. Mr. Timmins has worked on other mineral exploration projects in the region of the Upper Ross Lake claims and visited the property during April 2004. Mr. Timmins has never had and does not have any relationship or affiliation with us or our management.

We do not have any verbal or written agreement regarding the retention of Mr. Timmins for this exploration program, though he has indicated that he will be available to provide his services. We have not executed a formal agreement with Mr. Timmins because that is not the typical practice in the mineral exploration sector. The costs of Mr. Timmins's services are included in his phase one and phase two budgets.

Following receipt of the phase two exploration results, we will ask Mr. Timmins to prepare a recommendation for further exploration work on the Upper Ross Lake claims and to provide us with a proposed budget for such work.

We do not expect to earn any revenues from the Upper Ross Lake claim unless and until we identify economic mineralization. This will likely not occur until we complete the phase one and two exploration programs, as well as several successive drill programs. Drill programs involve extracting a long cylinder of rock from the ground to determine amounts of metals at different depths. Pieces of the rock obtained, known as drill core, are analysed for mineral content. This allows us to determine the extent of mineralization below the surface of the claims. Our objective is to discover sub-surface mineralization in sufficient quantities to justify operating the claims as a mine. This is determined by the amount, grade and depth of mineralization discovered, if any.

As well, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with the filing of this annual report and complying with reporting obligations, and general administrative costs.

Total expenditures over the next 12 months are therefore expected to be $30,000. We will not realize any revenue from our operations in the next 12 months. Our current cash on hand as of May 31, 2006 was $7,736.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing. Our directors have indicated that they are prepared to loan us up to $50,000 for operations, though they have no obligations in this regard. Such loans would be unsecured, non-interest bearing loans with no fixed terms of repayment.

If we are unable to raise sufficient capital, we may also consider selling a portion of the Upper Ross Lake property to a third party in exchange for that party paying us cash and/or committing to complete a certain amount of exploration on the property. We have not contacted any third parties regarding such an arrangement.

Results Of Operations For The Period From Inception Through May 31, 2006

We have not earned any revenues from our incorporation on February 2, 2004 to May 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Upper Ross Lake property, which is doubtful. We have commenced the exploration stage of our business but can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $22,033 for the year ended May 31, 2006. These operating expenses were comprised of accounting and audit fees of $12,989, $4,650 in legal fees, $2,849 in filing fees, $1,222 in interest paid, $163 in bank charges and interest and $160 in office and general costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS












                              QUORUM VENTURES, INC.

                         (An Exploration Stage Company)

                              FINANCIAL STATEMENTS

                                  May 31, 2006







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

[DALE MATHESON           Partnership of:           Robert J Burkart, Inc.     James F Carr-Hilton, Ltd.
[CARR-HILTON LABONTE     Alvin F Dale, Ltd.        Peter J Donaldson, Inc.    R.J. LaBonte, Ltd.
-------------------      Robert J Matheson, Inc.   Fraser G Ross, Ltd.
[CHARTERED ACCOUNTANTS LOGO]

--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Quorum Ventures, Inc.

We have audited the balance sheets of Quorum Ventures, Inc. (an exploration stage company) as of May 31, 2006 and 2005 and the statements of operations, stockholders' deficit and cash flows for the years then ended and the period from February 2, 2004 (Inception) to May 31, 2006 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as at May 31, 2004, and for the period from February 2, 2004 (inception) to May 31, 2004 were audited by other auditors whose report dated October 12, 2004 included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from February 2, 2004 (Inception) to May 31, 2004 reflect a net loss of $14,547 of the related cumulative total net loss. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditor.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders' deficit for the years then ended and for the period from February 2, 2004 (Inception) to May 31, 2006 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the exploration stage and has incurred losses since inception and has limited working capital available raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                              Dale Matheson Carr-Hilton LaBonte

                                                          CHARTERED ACCOUNTANTS
August 14, 2006 Vancouver, B.C.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                                  May 31,                May 31,
                                                                                   2006                   2005
                                                                                   ----                   ----

                                                            ASSETS
Current Assets
   Cash                                                                    $          7,736       $         15,642
   Prepaid expense                                                                    1,362                      -
                                                                           ----------------       ----------------
Total assets                                                               $          9,098       $         15,642
                                                                           ================       ================

                                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued liabilities                                $         11,681       $         15,742
   Due to related party (Note 5)                                                     19,550                      -
                                                                           ----------------       ----------------
                                                                                     31,231                 15,742
                                                                           ----------------       ----------------

Common stock (Note 4)
   75,000,000 shares authorized, $0.001 par value,
   7,050,000 shares issued and outstanding                                            7,050                  7,050
      (May 31,  2005-7,050,000)
Additional paid in capital                                                           22,950                 22,950
Deficit accumulated during the exploration stage                               (     52,133)            (   30,100)
                                                                           ----------------       -----------------
                                                                               (     22,133)            (      100)
                                                                           ----------------       -----------------
Total liabilities and stockholders' deficit                                $          9,098       $         15,642
                                                                           ================       =================

Going concern contingency (Note 1)




   The accompanying notes are an integrated part of these financial statements

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                       February 2, 2004
                                                                                        (Inception) to
                                                          Year ended May 31,                May 31,
                                                        2006              2005               2006
                                                        ----              ----               ----
Expenses
   Accounting and audit                         $         12,989  $        7,048    $       25,537
   Bank charges and interest                                 163             147               357
   Filing                                                  2,849             858             3,707
   Interest expense                                        1,222               -             1,222
   Legal                                                   4,650           2,500             8,650
   Mineral property expenditures (Note 3)                      -           5,000            12,500
   Office and general                                        160               -               160
                                                 ---------------  --------------    --------------
Loss before income taxes                                 (22,033)        (15,553)          (52,133)

Provision for income taxes                                     -               -                 -
                                                 ---------------  --------------    --------------
Net loss                                        $        (22,033) $      (15,553)   $      (52,133)
                                                 ===============  ==============    ==============
Basic and diluted net loss per share            $          (0.00) $        (0.00)
                                                 ===============  ==============
Weighted average number of shares outstanding          7,050,000       7,050,000
                                                 ===============  ==============


   The accompanying notes are an integrated part of these financial statements

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                 February 2, 2004
                                                                                  (Inception) to
                                                         Year ended May 31,           May 31,
                                                      2006             2005            2006
                                                      ----            ----             ----
Cash Flows From Operating Activities
   Net loss                                        $  (   22,033)  $  (   15,553)  $  (     52,133)
   Changes in non cash working capital items
     Prepaid expenses                                     (1,362)              -            (1,362)
     Accounts payable and accrued liabilities             (4,061)          8,692            11,681
                                                   -------------   -------------   ---------------
Net cash used in operating activities                 (   27,456)     (    6,861)     (     41,814)
                                                   -------------   -------------   ---------------

Cash Flows From Financing Activities
   Proceeds from sale and issuance of common stock             -               -            30,000
   Advances from related party                            19,550               -            19,550
                                                   -------------   -------------   ---------------
Net cash provided by financing activities                 19,550               -            49,550
                                                   -------------   -------------   ---------------
Net increase (decrease) in cash                       (    7,906)     (    6,861)            7,736

Cash, beginning                                           15,642          22,503                -
                                                   -------------   -------------   ---------------
Cash, ending                                       $       7,736   $      15,642   $         7,736
                                                   =============   =============   ===============

Supplemental Cash Flow Information
Cash paid for:
   Interest                                        $       1,222   $           -   $         1,222
                                                   =============   =============   ===============
   Income taxes                                    $           -   $           -   $             -
                                                   =============   =============   ===============

   The accompanying notes are an integrated part of these financial statements

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                  Inception (February 2, 2004) to May 31, 2006

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                     Additional     During the
                                              Common Shares           Paid-in       Exploration
                                        -------------------------
                                           Number        Amount       Capital          Stage            Total
                                           ------        ------       -------          -----            -----
Common stock issued for cash
 - at $0.001 per share, February 2004     5,000,000  $     5,000   $           -  $            -   $       5,000
 - at $0.01 per share, March 2004         2,000,000        2,000          18,000               -          20,000
 - at $0.10 per share, April 2004            50,000           50           4,950               -           5,000
Net loss                                          -            -               -      (   14,547)    (    14,547)
                                         ----------  -----------   -------------  --------------   --------------
Balance, May 31, 2004                     7,050,000        7,050          22,950      (   14,547)         15,453

Net loss                                          -            -               -      (   15,553)    (    15,553)
                                         ----------  -----------   -------------  --------------   --------------
Balance, May 31, 2005                     7,050,000        7,050          22,950      (   30,100)    (       100)

Net loss                                          -            -               -      (   22,033)    (    22,033)
                                         ----------  -----------   -------------  --------------   --------------
Balance, May 31, 2006                     7,050,000  $     7,050   $      22,950  $   (   52,133)  $ (     22,133)
                                         ==========  ===========   =============  ==============   ==============




   The accompanying notes are an integrated part of these financial statements

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2006


Note 1        Nature and Continuance of Operations
              ------------------------------------
              Organization

              The Company was incorporated in the State of Nevada on February 2, 2004. The Company's fiscal year end is May 31.

              Exploration Stage Activities

              The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial, minable reserve, the Company expects to actively prepare the site for its extraction and enter the development stage.

              The Company has acquired a mineral property located in Yellowknife, Northwest Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              Going concern

              These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $22,133 at May 31, 2006 and has incurred losses since inception resulting in an accumulated deficit of $52,133 as of May 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Management has plans to seek additional finance through private placements of its common stock and/or loans from directors. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2        Summary of Significant Accounting Policies
              ------------------------------------------
              Basis of Presentation
              ---------------------
              The financial statements of the Company are presented in US dollars and have been prepared in accordance with United States generally accepted accounting principles.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2006

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Mineral Property
              ----------------

              Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company's mineral property exploration activities. To date, the Company's mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company's ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures.

              Use of Estimates and Assumptions
              --------------------------------
              The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

              Foreign Currency Translation
              ----------------------------
              The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Certain translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

              Income Taxes
              ------------
              A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2006

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Fair Value of Financial Instruments

              In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

              Stock-based Compensation

              In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin
              ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption.

              The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year beginning June 1, 2005. The Company did not record any compensation expense during the year ended May 31, 2006 as there were no stock options outstanding prior to the adoption or at May 31, 2005.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2006

Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------
              Net Loss Per Share
              ------------------
              Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.

              Recent Accounting Pronouncements
              ---------------------------------
              In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

              In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2006

Note 3        Mineral Property
              ----------------
              By a mineral property purchase agreement dated April 21, 2004, the Company acquired a 90% undivided right, title and interest in and to three mineral claims in Yellowknife, Northwest Territories, Canada by the payment of $7,500. During the year ended May 31, 2005 the Company incurred mineral exploration expenses of $5,000. During the year ended May 31, 2006 the Company did not make the annual payment on one of the claims, as required by the territorial government, and consequently the title to the minerals claim lapsed. The remaining claims are held in trust for the Company by the property vendor. The 90% right interest and title in and to the claims is transferable to the Company at any time upon request and is subject to a 2% net smelter return royalty.

Note 4        Common Stock
              ------------
              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized. During the year ended May 31, 2004, the Company issued 7,050,000 shares of common stock for total cash proceeds of $30,000.

              At May 31, 2006, there were no outstanding stock options or warrants.

Note 5        Related Party Transactions
              --------------------------
              As at May 31, 2006, an amount of $19,550 (May 31, 2005-Nil) is owing to a director of the Company for cash advances. The debt is unsecured, non-interest bearing and has no specified terms of repayment

Note 6        Income Taxes

              A reconciliation of income taxes at statutory rates with the reported taxes as follows:

                                                                                     2006             2005
                                                                                     ----             ----
             Loss before income taxes                                           $     (22,033)   $     (15,553)
                                                                                ==============   ==============

             Expected income tax recovery                                       $        7,491   $        5,288
             Unrecognized benefit of operation loss carryforwards                      ( 7,491)        ( 5,288)
                                                                                --------------   --------------
             Income tax benefit                                                 $            -   $            -
                                                                                ==============   ==============

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  May 31, 2006

Note 6        Income Taxes- (cont'd)
              ------------




              Significant components of the Company's deferred tax assets based on statutory tax rates are as follows:

                                                                                     2006             2005
                                                                                     ----             ----
             Deferred tax assets:
                Operating loss carryforwards                                    $        17,204  $         9,933
                 Valuation allowance                                                   ( 17,204)         ( 9,933)
                                                                                ---------------- ----------------
             Net deferred tax assets                                            $             -  $             -
                                                                                ================ ================

              The  Company  has   approximately   $52,100  of   operating   loss
              carryforwards which expire over 20 years beginning in 2024.

              The Company has provided a valuation allowance against its deferred tax assets given that it is in the exploration stage and there is substantial uncertainty as to the Company's ability to realize future tax benefits through utilization of operating loss carryforwards.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 15, 2005, we dismissed Dohan and Company P.A., CPAs, as our independent accountant. Dohan & Company P.A., CPA's audit report on our financial statements for the period from our incorporation on February 2, 2004 to May 31, 2004, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. Furthermore, there were no disagreements between us and Dohan and Company P.A., CPAs, relating to the fiscal period audited (from our inception to May 31, 2004) or any subsequent interim period through the date of dismissal.

The Report of Independent Registered Public Accounting Firm that Dohan and Company P.A., CPAs issued on the financial statements for the period from our inception on February 2, 2004 to May 31, 2004 did express an opinion that there was substantial doubt as to our ability to continue as a going concern.

There were no disagreements with Dohan and Company P.A., CPAs on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to its satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report and its review of our interim financial statements for the period ended August 31, 2004.

We engaged Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent accountant on September 15, 2005. We did not consult with Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, prior to the date of engagement regarding the application of accounting principles, the type of audit opinion that might be rendered by it any other similar matter.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this prospectus are as follows:

Directors:

Name of Director                 Age

Steven Bolton                     37
Bryan Markert                     38

Executive Officers:

Name of Officer                  Age             Office

Steven Bolton                     37             President, Chief
                                                 Executive Officer and promoter

Bryan Markert                     38             Secretary and Treasurer
Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Steven Bolton has acted as our President, chief executive officer, and as a director since our incorporation on February 2, 2004. Mr. Bolton is a graduate of the University of British Columbia where he earned his Bachelor of Science degree in Zoology in 1990. From 1992 to present, he has been the manager of Speedy Printing Centers, a commercial printing company located in North Vancouver, British Columbia, and has been involved in all aspects of its business operations.

Mr. Bolton does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Bolton intends to devote approximately 15% of his business time to our affairs.

Mr. Bryan Markert has acted as our secretary, treasurer and as a director since our incorporation on February 2, 2004. Mr. Markert is a graduate of Simon Fraser University located in Burnaby, British Columbia where he earned his Bachelor of Arts degree in 1992, majoring in Urban Planning. From 1999 to present, Mr. Markert has been employed by a major software company where he is a technical engineer operating as the conduit between the company's custom software and its end users.

Mr. Markert does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Markert intends to devote approximately 10% of his business time to our affairs.

Conflicts of Interest

Because neither of our directors has any other business involvement in the mineral exploration sector, we do not anticipate any conflict of interest developing between our directors and us with respect to our operations.

However, if such a conflict arises, our bylaws provide that each officer who holds another office or possesses property whereby, whether directly or indirectly, duties or interests might be created in conflict with his duties or interests as our officer shall, in writing, disclose to the president the fact and the nature, character and extent of the conflict and abstain from voting with respect to any resolution in which the officer has a personal interest.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended May 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                        Number      Transactions  Known Failures
                                        Of  late    Not Timely    To File a
Name and principal position             Reports     Reported      Required Form
------------------------------          --------    ------------  -------------
Steven Bolton                               0             0              0
(President, chief executive officer
and director)

Bryan Markert                               0             0              0
(Secretary, treasurer and director)


ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2005.

                          Annual Compensation                         Long Term Compensation

                                                   Other Annual       Restricted Stock Options/   LTIP          All Other
Name (1)       Title      Year     Salary   Bonus  Compensation       Awarded          SARs (#)   payouts ($)   Compensation
--------       -----      ----     ------   -----  ------------       -------          --------   -----------   ------------
Steven Bolton  President  2006     $0       0      0                  0                0          0             0
                          2005     $0       0      0                  0                0          0             0
Bryan          Secretary  2006     $0       0      0                  0                0          0             0
Markert        Treasurer  2005     $0       0      0                  0                0          0             0


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of September 20, 2006, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                Amount of
Title of     Name and address                   beneficial            Percent
Class        of beneficial owner                ownership             of class
--------------------------------------------------------------------------------

Common       Steven Bolton                      2,500,000              35.46%
Stock        President, Chief
             Executive Officer
             and a Director
             2118 Eastern Avenue, Suite 5,
             North Vancouver, B.C., Canada

Common       Bryan Markert                      2,500,000               35.46%
Stock        Secretary, Treasurer
             and Director
             722 East 6th Street,
             North Vancouver B.C., Canada

Common       All officers and directors         5,000,000              70.92%
Stock        as a group that consists of         shares
             two people

The percent of class is based on 7,050,000 shares of common stock issued and outstanding as of the date of this prospectus.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;
  *  Any person  proposed as a nominee for  election as a director;
  * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  *  Our sole promoter, Steven Bolton;
  *  Any member of the immediate family of any of the foregoing persons.

Our sole promoter, Steven Bolton, has not received anything of  value  from  us,
directly or indirectly, since our inception.   We have  not acquired any  assets
from Mr. Bolton.

ITEM 13:  EXHIBITS AND REPORTS

Exhibit
Number       Description


  3.1*          Articles of Incorporation
  3.2*          Bylaws
  5.1           Legal opinion
 10.1*          Mineral Property Purchase Agreement dated April 1, 2004
 31.1           Certification pursuant to Rule 13a-14(a) under the Securities
                Exchange Act of 1934
 31.2           Certification pursuant to Rule 13a-14(a) under the Securities
                Exchange Act of 1934
 32.1           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of  the Sarbanes-Oxley Act of 2002
 32.2           Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.1**         Location map
 99.2**         Claim registration documentation

  *  filed as exhibits to our SB-2 registration statement dated October 13, 2004

  ** filed as exhibits to our SB-2 registration statement dated November 7, 2005

Reports on Form 8-K
-------------------
We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Morgan & Company, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                          Fiscal year ended   Fiscal year ended
                                              May 31, 2005        May 31, 2006

Audit fees                                         Nil              $4,800
Audit-related fees                                 Nil              $4,500
Tax fees                                           Nil                Nil
All other fees                                     Nil                Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quorum Ventures, Inc.


By          /s/ Steven Bolton
            -----------------
            Steven Bolton
            President, CEO & Director
            Date: September 20, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By          /s/ Steven Bolton
            -----------------
            Steven Bolton
            President, CEO & Director
            Date: September 20, 2006


By          /s/ Bryan Markert
            -----------------
            Bryan Markert
            Secretary, Treasurer and Director
            Date: September 20, 2006