Form 10QSB
period 2006-08-31
Quorum Ventures, Inc.
filed 2006-10-11
CIK 1305452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended August 31, 2006

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-119715
                                           ----------

                              Quorum Ventures, Inc.
               ---------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

             Nevada                                       Pending
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


2640 Tempe Knoll Drive
North Vancouver. B.C., Canada                            V6C 1V5
-----------------------------------------          --------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code:   604-908-0233
                                                ----------------

                                       N/A
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,050,000 shares of common stock with par value of $0.001 per share outstanding as of October 11, 2006.

                              QUORUM VENTURES, INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 August 31, 2006

                                   (Unaudited)





BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                                                              August 31,          May 31,
                                                                                 2006               2006
                                                                                 ----               ----
                                                                             (Unaudited)         (Audited)
                                         ASSETS

Current Assets
   Cash                                                                    $          3,530  $          7,736
   Prepaid expense                                                                      567             1,362
                                                                           ----------------  ----------------
Total assets                                                               $          4,097  $          9,098
                                                                           ================  ================

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable and accrued liabilities                                $         11,200  $         11,681
   Due to related party (Note 5)                                                     19,550            19,550
                                                                           ----------------  ----------------
                                                                                     30,750            31,231
                                                                           ================  ================

Common stock (Note 4)
   75,000,000 shares authorized, $0.001 par value,
   7,050,000 shares issued and outstanding                                            7,050             7,050
      (May 31,  2006 -7,050,000)
Additional paid-in capital                                                           22,950            22,950
Deficit accumulated during the exploration stage                                (    56,653)    (      52,133)
                                                                           ----------------  ----------------
                                                                               (     26,653)    (     22,133)
                                                                           ----------------  ----------------
Total liabilities and stockholders' deficit                                $          4,097  $          9,098
                                                                           ================  ================




              The accompanying notes are an integral part of these
                         interim financial statements.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     February 2, 2004
                                                                                                      (Inception) to
                                                               Three months ended August 31,            August 31,
                                                                 2006                 2005                 2006
                                                                 ----                 ----                 ----
Expenses
   Accounting and audit                                   $          4,005     $          1,928     $         29,542
   Bank charges and interest                                            23                   18                  380
   Filing                                                              492                    -                4,199
   Interest expense                                                      -                    -                1,222
   Legal                                                                 -                    -                8,650
   Mineral property costs (Note 3)                                       -                    -               12,500
   Office and general                                                    -                    -                  160
                                                          ----------------     ----------------     ----------------
Loss before income taxes                                            (4,520)              (1,946)             (56,653)

Provision for income taxes                                               -                    -                    -
                                                          ----------------     ----------------     ----------------
Net loss                                                  $         (4,520)    $         (1,946)    $        (56,653)
                                                          ================     ================     ================
Basic and diluted net loss per share                      $          (0.00)    $          (0.00)
                                                          ================     ================
Weighted average number of shares outstanding                    7,050,000            7,050,000
                                                          ================     ================



              The accompanying notes are an integral part of these
                         interim financial statements.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                           February 2, 2004
                                                                                                            (Inception) to
                                                                     Three months ended August 31,            August 31,
                                                                       2006                 2005                 2006
                                                                       ----                 ----                 ----
Cash Flows From Operating Activities
   Net loss                                                     $  (        4,520)   $  (        1,946)   $  (       56,653)
   Changes in non cash working capital items
     Prepaid expenses                                                         795                    -                 (567)
     Accounts payable and accrued liabilities                                (481)               1,928               11,200
                                                                -----------------    -----------------    ------------------
Net cash used in operations                                        (        4,206)      (           18)      (       46,020)
                                                                -----------------    -----------------    ------------------

Cash Flows From Financing Activities
   Proceeds from sale and issuance of common stock                              -                    -               30,000
   Increase in due to related party                                             -                    -               19,550
                                                                -----------------    -----------------    ------------------
Net cash provided by financing activities                                       -                    -               49,550
                                                                -----------------    -----------------    ------------------
Net increase (decrease) in cash                                    (        4,206)  (               18)               3,530

Cash, beginning                                                             7,736               15,642                    -
                                                                -----------------    -----------------    ------------------
Cash, ending                                                    $           3,530    $          15,624    $           3,530
                                                                =================    =================    ==================

Supplemental Cash Flow Information
Cash paid for:
   Interest                                                     $               -    $               -    $               -
                                                                =================    =================    ==================
   Income taxes                                                 $               -    $               -    $               -
                                                                =================    =================    ==================


              The accompanying notes are an integral part of these
                         interim financial statements.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                 Inception (February 2, 2004) to August 31, 2006



                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                     Additional       During the
                                                           Common Shares               Paid-in       Exploration
                                                 ----------------------------------
                                                      Number           Amount          Capital          Stage            Total
                                                      ------           ------          -------          -----            -----
Common stock issued for cash
 - at $0.001 per share, February 2004                 5,000,000   $        5,000   $            -  $            -   $      5,000
 - at $0.01 per share, March 2004                     2,000,000            2,000           18,000               -         20,000
 - at $0.10 per share, April 2004                        50,000               50            4,950               -          5,000
Net loss                                                      -                -                -      (   14,547)     (  14,547)
                                                      ---------   --------------   --------------  --------------   -------------
Balance, May 31, 2004                                 7,050,000            7,050           22,950      (   14,547)        15,453

Net loss                                                      -                -                -      (   15,553)     (  15,553)
                                                      ---------   --------------   --------------  --------------   -------------
Balance, May 31, 2005                                 7,050,000            7,050           22,950      (   30,100)     (     100)
Net loss                                                      -                -                -      (   22,033)     (  22,033)
                                                      ---------   --------------   --------------  --------------   -------------
Balance, May 31, 2006 (audited)                       7,050,000            7,050           22,950      (   52,133)     (  22,133)

Net loss                                                      -                -                -      (    4,520)     (   4,520)
                                                      ---------   --------------   --------------  --------------   -------------
Balance, August 31, 2006 (unaudited)                  7,050,000   $        7,050   $       22,950  $   (   56,653)   $ (  26,653)
                                                      =========   ==============   ==============  ==============   =============

              The accompanying notes are an integral part of these
                         interim financial statements.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)


Note 1        Nature and Continuance of Operations

              Organization

              The Company was incorporated in the State of Nevada on February 2, 2004. The Company's fiscal year end is May 31.

              Exploration Stage Activities

              The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial, minable reserve, the Company expects to actively prepare the site for its extraction and enter the mine development stage.

              The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              Going concern

              These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $56,653 as of August 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

              Unaudited Interim Financial Statements

              The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)

Note 1        Nature and Continuance of Operations - Cont'd

              Unaudited Interim Financial Statements - Cont'd

              no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2006 included in the Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

Note 2        Summary of Significant Accounting Policies

              Basis of Presentation

              The financial statements of the Company are presented in US dollars and have been prepared in accordance with United States generally accepted accounting principles.

              Mineral Property

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

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)


Note 2        Summary of Significant Accounting Policies - (cont'd)

              Foreign Currency Translation

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

              Income Taxes

              A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (recovery) result from the net change during the period of deferred tax assets and liabilities.

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

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)

Note 2         Summary of Significant Accounting Policies - (cont'd)

              Stock-based Compensation - (cont'd)

              The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year beginning June 1, 2005. The Company did not record any compensation expense during the period ended August 31, 2006 as there were no stock options outstanding prior to the adoption or at August 31, 2005

              Loss Per Share

              Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.

              Recent Accounting Pronouncements

              In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB
              Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the effect of this Interpretation on its financial statements.

Note 3        Mineral Property

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

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 August 31, 2006
                                   (Unaudited)

Note 4        Common Stock

              The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share and no other class of shares is authorized.

              During the year ended May 31, 2004, the Company issued 7,050,000 shares of common stock for total cash proceeds of $30,000.

              At August 31, 2006, there were no outstanding stock options or warrants.

Note 5        Related Party Transactions

              As at August 31, 2006, an amount of $19,550 (May 31, 2006:
              $19,550) is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment

Note 6        Segment Information

              The Company currently conducts all of its operations in Canada.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Item 2. Plan of Operation

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

The budget for the phase two program is as follows:

Mapping:                                $  2,000.00
Analytical:                             $  2,000.00
Geophysical test surveys:               $  6,000.00
                                        -----------

Total Phase II Costs:                    $10,000.00

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

Total expenditures over the next 12 months are therefore expected to be $30,000. We will not realize any revenue from our operations in the next 12 months. Our cash on hand as of August 31, 2006 was $3,530.

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

Results of Operations For Period Ending August 31, 2006

We did not earn any revenues in the three-month period ended August 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Upper Ross Lake mineral property, which is doubtful.

We incurred operating expenses in the amount of $4,520 for the three-month consisting of accounting and audit fees of $4,005, filing fees of $492 and bank charges and interest of $23.

Our net loss for the three-month period ended August 31, 2006 increased substantially from the comparative period in fiscal 2005 (2006: $4,520; 2005:
$1,946) primarily due to an increase in accounting and audit fees.

At August 31, 2006, we had total assets of $4,097, consisting of $3,530 in cash and $567 in prepaid expense. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $11,200 and a loan payable from one of our director for $19,550.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2006. This evaluation was conducted by Steven Bolton, our chief executive officer and Bryan Markert, our principal accounting officer.

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

Conclusions

Based upon their evaluation of our controls, Steven Bolton, our chief executive officer and Bryan Markert, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION


Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.


Item 2. Changes in Securities

None.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 11, 2006


Quorum Ventures, Inc.


/s/ Steven Bolton
------------------------------
Steven Bolton, President