Form 10QSB/A
period 2006-08-31
Quorum Ventures, Inc.
filed 2006-11-09
CIK 1305452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB/A


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [ X ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,050,000 shares of common stock with par value of $0.001 per share outstanding as of November 9, 2006.

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

November 9, 2006


Quorum Ventures, Inc.


/s/ Steven Bolton
------------------------------
Steven Bolton, President