Form 10QSB
period 2006-11-30
Quorum Ventures, Inc.
filed 2007-01-12
CIK 1305452

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended November 30, 2006

[    ]   Transition  Report  pursuant to  13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-119715
                                           ----------

                              Quorum Ventures, Inc.
               ---------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

             Nevada                                        Pending
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

2640 Tempe Knoll Drive
North Vancouver. B.C., Canada                                   V6C 1V5
----------------------------------------                 ----------------------
(Address of principal executive offices)                   (Postal or Zip Code)


Issuer's telephone number, including area code:            604-908-0233
                                               ---------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,050,000 shares of common stock with par value of $0.001 per share outstanding as of January 12, 2007.

                              QUORUM VENTURES, INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                November 30, 2006

                                   (Unaudited)












BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS

                                                                             November 30,         May 31,
                                                                                 2006               2006
                                                                                 ----               ----
                                                                             (Unaudited)         (Audited)
                                                        ASSETS
                                                        ------
Current Assets
   Cash                                                                    $          6,175  $          7,736
   Prepaid expense                                                                    1,267             1,362
                                                                           ----------------   ---------------
Total assets                                                               $          7,442  $          9,098
                                                                           ================   ===============

                                         LIABILITIES AND STOCKHOLDERS' DEFICIT
                                         -------------------------------------

Current Liabilities
   Accounts payable and accrued liabilities                                $          7,930  $         11,681
   Due to related party (Note 5)                                                     31,550            19,550
                                                                           ----------------   ---------------
                                                                                     39,480            31,231
                                                                           ----------------   ---------------

Common stock (Note 4)
   75,000,000 shares authorized, $0.001 par value,
   7,050,000 shares issued and outstanding                                            7,050             7,050
      (May 31,  2006 -7,050,000)
Additional paid-in capital                                                           22,950            22,950
Deficit accumulated during the exploration stage                                (    62,038)     (     52,133)
                                                                           ----------------   ----------------
                                                                                (    32,038)     (     22,133)
                                                                           ----------------   ----------------
Total liabilities and stockholders' deficit                                $          7,442  $          9,098
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

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months     Three months   Six months      Six months    February 2, 2004
                                                  ended           ended         ended           ended       (Inception) to
                                               November 30,     November 30,  November 30,    November 30,    November 30,
                                                  2006             2005          2006            2005             2006
                                                  ----             ----          ----            ----             ----
Expenses
   Accounting and audit fees                  $      3,609     $      3,669   $     7,614   $      5,597   $       33,151
   Bank charges and interest                            28            1,160            51          1,178              408
   Filing fees                                         748            1,537         1,240          1,537            4,947
   Interest expense                                      -                -             -              -            1,222
   Legal fees                                            -              650             -            650            8,650
   Mineral property costs                                -                -             -              -           12,500
   Office and general expenses                           -              160             -            160              160
   Transfer agent fees                               1,000                -         1,000              -            1,000
                                             -------------     ------------   -----------   ------------   --------------
Loss before income taxes                            (5,385)          (7,176)       (9,905)        (9,122)         (62,038)

Provision for income taxes                               -                -             -              -                -
                                             -------------     ------------   -----------   ------------   --------------
Net loss                                      $     (5,385)    $     (7,176)  $    (9,905)  $     (9,122)  $      (62,038)
                                             =============     ============   ===========   ============   ==============
Net loss per share, basic and diluted         $      (0.00)    $      (0.00)  $     (0.00)  $      (0.00)
                                             =============     ============   ===========   ============
Weighted average number of shares outstanding    7,050,000        7,050,000     7,050,000      7,050,000
                                             =============     ============   ===========   ============




     The accompanying notes are an integral part of these interim financial statements.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                  February 2, 2004
                                                                                                   (Inception) to
                                                            Six months ended November 30,           November 30,
                                                                2006              2005                 2006
                                                                ----              ----                 ----
Cash Flows From Operating Activities
   Net loss                                             $  (        9,905)   $  (     9,122)   $  (       62,038)
   Changes in non cash working capital items
     Prepaid expenses                                                  95                 -               (1,267)
     Accounts payable and accrued liabilities              (        3,751)            1,113                7,930
                                                        -----------------     -------------     ----------------
Net cash used in operations                                (       13,561)      (     8,009)      (       55,375)
                                                        -----------------     -------------     ----------------

Cash Flows From Financing Activities
   Proceeds from sale and issuance of common stock                      -                 -               30,000
   Increase in due to related party                                12,000                 -               31,550
                                                        -----------------     -------------     ----------------
Net cash provided by financing activities                          12,000                 -               61,550
                                                        -----------------     -------------     ----------------
Net increase (decrease) in cash                            (        1,561)      (     8,009)               6,175

Cash, beginning                                                     7,736            15,642                    -
                                                        -----------------     -------------     ----------------
Cash, ending                                            $           6,175    $        7,633    $           6,175
                                                        =================     =============     ================

Supplemental Cash Flow Information
Cash paid for:
   Interest                                             $               -    $            -    $               -
                                                        =================     =============     ================
   Income taxes                                         $               -    $            -    $               -
                                                        =================     =============     ================




     The accompanying notes are an integral part of these interim financial statements.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                Inception (February 2, 2004) to November 30, 2006

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                     Additional       During the
                                                           Common Shares               Paid-in       Exploration
                                                 ----------------------------------
                                                      Number           Amount          Capital          Stage            Total
                                                      ------           ------          -------          -----            -----
Common stock issued for cash
 - at $0.001 per share, February 2004                 5,000,000   $        5,000   $            -  $            -   $      5,000
 - at $0.01 per share, March 2004                     2,000,000            2,000           18,000               -         20,000
 - at $0.10 per share, April 2004                        50,000               50            4,950               -          5,000
Net loss                                                      -                -                -      (   14,547)     (  14,547)
                                                   ------------   --------------   --------------  --------------   -------------
Balance, May 31, 2004                                 7,050,000            7,050           22,950      (   14,547)        15,453

Net loss                                                      -                -                -      (   15,553)     (  15,553)
                                                   ------------   --------------   --------------  --------------   -------------
Balance, May 31, 2005                                 7,050,000            7,050           22,950      (   30,100)     (     100)
Net loss                                                      -                -                -      (   22,033)     (  22,033)
                                                   ------------   --------------   --------------  --------------   -------------
Balance, May 31, 2006 (audited)                       7,050,000            7,050           22,950      (   52,133)     (  22,133)

Net loss                                                      -                -                -      (    9,905)     (   9,905)
                                                   ------------   --------------   --------------  --------------   -------------
Balance, November 30, 2006 (unaudited)                7,050,000   $        7,050   $       22,950  $   (   62,038)  $  (  32,038)
                                                   ============   ==============   ==============  ==============   =============







     The accompanying notes are an integral part of these interim financial statements.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                                   (Unaudited)


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

              The Company has acquired a mineral property located in the North West Territories, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

              Going concern

              These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $62,038 as of November 30, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                                   (Unaudited)

Note 1        Nature and Continuance of Operations - Cont'd
              ------------------------------------
              Unaudited Interim Financial Statements - Cont'd

              However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2006 included in the
              Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

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

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                                   (Unaudited)


Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

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

              Stock-based Compensation
              ------------------------

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

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                                   (Unaudited)

Note 2         Summary of Significant Accounting Policies - (cont'd)
               ------------------------------------------

              Stock-based Compensation - (cont'd)
              ------------------------

              The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No. 123R for the year beginning June 1, 2005. The Company did not record any compensation expense during the period ended November 30, 2006 as there were no stock options outstanding prior to the adoption or at November 30, 2006.

              Loss Per Share
              --------------

              Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock.

              Recent Accounting Pronouncements
              --------------------------------

              In June 2006, the FASB issued FASB Interpretation Number 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB
              Statement No. 109, "Accounting for Income Taxes." This Interpretation is effective for fiscal years beginning after December 15, 2006, which for the Company would be fiscal year beginning June 1, 2007. The Company is currently assessing the effect of this Interpretation on its financial statements but does not expect that it will have a material impact on its financial statements.

              In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning June 1, 2008.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                                   (Unaudited)



Note 2        Summary of Significant Accounting Policies - (cont'd)
              ------------------------------------------

              Recent Accounting Pronouncements- (cont'd)
              --------------------------------

              The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

              In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006, which for the Company would be fiscal year ending May 31, 2007. February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

              In  September  2006,  the SEC  issued  Staff  Accounting  Bulletin
              ("SAB")   No.  108,   "Considering   the  Effects  of  Prior  Year
              Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company was November 30, 2006. The adoption of this SAB had no impact on the Company's financial statements.

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

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                November 30, 2006
                                   (Unaudited)

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

              At November 30, 2006, there were no outstanding stock options or warrants.

Note 5        Related Party Transactions
              --------------------------

              As at  November  30,  2006,  an amount of $31,550  (May 31,  2006:
              $19,550) is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

Note 6        Segment Information
              -------------------

              The Company currently conducts all of its operations in Canada.

Forward-Looking Statements
--------------------------

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

Item 2. Plan of Operation
-------------------------

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

As well, we anticipate spending an additional $15,000 on professional fees, including fees payable in connection with the filing of the annual report and complying with reporting obligations, and general administrative costs.

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

Results of Operations For Period Ending November 30, 2006

We did not earn any revenues in the six-month period ended November 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Upper Ross Lake mineral property, which is doubtful.

We incurred operating expenses in the amount of $9,905 for the six-month period ended November 30, 2006 consisting of accounting and audit fees of $7,614, filing fees of $1,240, transfer agent fees of $1,000 and bank charges and interest of $51.

Our net loss for the three-month period ended November 30, 2006 increased slightly from the comparative period in fiscal 2005 (2006: $9,905; 2005: $9,122) primarily due to an increase in accounting and audit fees, as well as transfer agent fees.

At November 30, 2006, we had total assets of $7,442, consisting of $6,175 in cash and $1,267 in prepaid expense. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $7,930 and a loan payable from one of our directors for $31,550.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures
------------------------------
Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of November 30, 2006. This evaluation was conducted by Steven Bolton, our chief executive officer and Bryan Markert, our principal accounting officer.

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

PART II- OTHER INFORMATION
--------------------------

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

SIGNATURES
----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 12, 2007


Quorum Ventures, Inc.


/s/ Steven Bolton
------------------------------
Steven Bolton, President