Form 10QSB/A
period 2007-02-28
Quorum Ventures, Inc.
filed 2007-04-13
CIK 1305452

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended February 28, 2007

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-119715
                                           ----------

                              Quorum Ventures, Inc.
               ---------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

             Nevada                                     Pending
--------------------------------            --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

2640 Tempe Knoll Drive
North Vancouver. B.C., Canada                             V6C 1V5
----------------------------------------    ---------------------------------
(Address of principal executive offices)           (Postal or Zip Code)


Issuer's telephone number, including area code: 604-908-0233
                                                ------------

                                     N/A
 ------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
 Rule 12b-2 of the  Exchange  Act).  Yes [ X ] No [   ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,050,000 shares of common stock with par value of $0.001 per share outstanding as of April 13, 2007.

                              QUORUM VENTURES, INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 28, 2007

                                   (Unaudited)












BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS


                                                                             February 28,         May 31,
                                                                                 2007               2006
                                                                                 ----               ----
                                                                             (Unaudited)         (Audited)
                                                    ASSETS
                                                    ------
Current Assets
   Cash                                                                    $       4,981      $     7,736
   Prepaid expense                                                                   567            1,362
                                                                            ------------       ----------
Total assets                                                               $       5,548      $     9,098
                                                                            ============       ==========

                                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                                     -------------------------------------
Current Liabilities
   Accounts payable and accrued liabilities                                $       7,967      $    11,681
   Due to related party (Note 3)                                                  32,117           19,550
                                                                            ------------       ----------
                                                                                  40,084           31,231
                                                                            ------------       ----------

Commitments and Contingencies (Note1)

Common stock
   75,000,000 shares authorized, $0.001 par value,
   7,050,000 shares issued and outstanding                                         7,050            7,050
   (May 31,  2006 -7,050,000)
Additional paid-in capital                                                        22,950           22,950
Deficit accumulated during the exploration stage                             (    64,536)       (  52,133)
                                                                             -----------        ----------
                                                                             (    34,536)       (  22,133)
                                                                             -----------        ----------
Total liabilities and stockholders' deficit                                $       5,548      $     9,098
                                                                             ===========        ==========





              The accompanying notes are an integral part of these
                         interim financial statements.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three months     Three months     Nine months      Nine months    February 2, 2004
                                               ended           ended             ended           ended         (Inception) to
                                            February 28,     February 28,     February 28,     February 28,      February 28,
                                               2007             2006              2007            2006               2007
                                               ----             ----              ----            ----               ----
Expenses
 Accounting and audit fees                  $     2,200      $     3,088     $    9,814       $    8,685       $      35,351
 Bank charges and interest                           24              159             75            1,337                 432
 Filing fees                                        249              638          1,489            2,175               5,196
 Interest expense                                     -                -              -                -               1,222
 Legal fees                                           -              500              -            1,150               8,650
 Mineral property costs                               -                -              -                -              12,500
 Office and general expenses                          -                -              -              160                 160
 Transfer agent fees                                 25                -          1,025                -               1,025
                                             ----------      -----------      ---------        ---------        ------------
Net loss                                    $    (2,498)     $    (4,385)    $  (12,403)      $  (13,507)      $     (64,536)
                                             ==========      ===========      =========        =========        ============
Net loss per share, basic and diluted       $     (0.00)     $     (0.00)    $    (0.00)      $    (0.00)
                                             ==========      ===========      =========        =========
Weighted average number of shares
outstanding                                   7,050,000        7,050,000      7,050,000        7,050,000
                                             ==========      ===========      =========        =========



              The accompanying notes are an integral part of these
                          interim financial statements.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                           February 2, 2004
                                                                                                            (Inception) to
                                                                    Nine months ended February 28,           February 28,
                                                                       2007                 2006                 2007
                                                                       ----                 ----                 ----
Cash Flows From Operating Activities
   Net loss                                                     $  (       12,403)   $  (       13,507)   $  (       64,536)
   Changes in non cash working capital items
     Prepaid expenses                                                         795               (1,362)                (567)
     Accounts payable and accrued liabilities                      (        3,714)              (8,792)               7,967
                                                                   ---------------      ---------------      ---------------
Net cash used in operations                                        (       15,322)      (       23,661)      (       57,136)
                                                                   ---------------      ---------------      ---------------

Cash Flows From Financing Activities
   Proceeds from sale and issuance of common stock                              -                    -               30,000
   Increase in due to related party                                        12,567               13,550               32,117
                                                                   --------------       --------------       --------------
Net cash provided by financing activities                                  12,567               13,550               62,117
                                                                   --------------       --------------       --------------
Net increase (decrease) in cash                                    (        2,755)      (       10,111)               4,981

Cash, beginning                                                             7,736               15,642                    -
                                                                   --------------       --------------       --------------
Cash, ending                                                    $           4,981    $           5,531    $           4,981
                                                                   ==============       ==============       ==============

Supplemental Cash Flow Information
Cash paid for:
   Interest                                                     $               -    $               -    $               -
                                                                   ==============       ==============       ==============
   Income taxes                                                 $               -    $               -    $               -
                                                                   ==============       ==============       ==============






              The accompanying notes are an integral part of these
                          interim financial statements.

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2007
                                   (Unaudited)
                                   -----------

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

              Going concern

              These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $64,536 as of February 28, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Managements plans to fund operations over the next twelve months with advances from related parties.

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

                              QUORUM VENTURES, INC.
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                February 28, 2007
                                   (Unaudited)
                                   -----------

Note 1        Nature and Continuance of Operations - Cont'd
              ---------------------------------------------
              Unaudited Interim Financial Statements - Cont'd

              However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended May 31, 2006 included in the
              Company's 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.

Note 2        Mineral Property
              ----------------
              By a mineral property purchase agreement dated April 21, 2004, the Company acquired a 90% undivided right, title and interest in and to three mineral claims in Yellowknife, Northwest Territories, Canada by the payment of $7,500. During the year ended May 31, 2005 the Company incurred mineral exploration expenses of $5,000. During the year ended May 31, 2006 the Company did not make the annual payment on one of the claims, as required by the territorial government, and consequently the title to the minerals claim lapsed. The remaining claims are held in trust for the Company by the property vendor. The 90% right interest and title in and to the claims is transferable to the Company at any time upon request and is subject to a 2% net smelter return royalty.

Note 3        Related Party Transactions
              --------------------------
              As at  February  28,  2007,  an amount of $32,117  (May 31,  2006:
              $19,550) is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

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

Results of Operations For Period Ending February 28, 2007

We did not earn any revenues in the nine-month period ended February 28, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Upper Ross Lake mineral property, which is doubtful.

We incurred operating expenses in the amount of $12,403 for the nine-month period ended February 28, 2007 consisting of accounting and audit fees of $9,814, filing fees of $1,489, transfer agent fees of $1,025 and bank charges and interest of $75.

Our net loss for the nine-month period ended February 28, 2007 decreased slightly from the comparative period in fiscal 2006 (2007: $12,403; 2006:
$13,507) primarily due to decreases bank charges and interest, as well as filing fees and legal fees incurred in connection with the filing of our registration statement on Form SB-2.

At February 28, 2007, we had total assets of $5,548, consisting of $4,981 in cash and $567 in prepaid expense. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $7,967 and a loan payable from one of our directors for $32,117.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures
------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2007. This evaluation was conducted by Steven Bolton, our chief executive officer and Bryan Markert, our principal accounting officer.

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

April 13, 2007


Quorum Ventures, Inc.


/s/ Steven Bolton
------------------------
Steven Bolton, President