Form 10KSB
period 2007-05-31
CAROLYN RIVER PROJECTS LTD.
filed 2007-08-29
CIK 1305452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  May 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ]	to [ ]
	Commission file number	333-119715
Carolyn River Projects Ltd.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2640 Tempe Knoll Drive, North Vancouver, BC	V6C 1V5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  604.908.0233

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [    ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No [ ]
State issuer’s revenues for its most recent fiscal year.	Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

15,990,000 common shares @ $0.15(1) = $2,398,500

(1) Represents the price at which our shares were last traded on the OTC BB on August 8, 2007. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

54,990,000 common shares issued and outstanding as of August 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No ☒.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us” and “our” mean Carolyn River Projects Ltd., unless otherwise indicated.

Corporate History

We were incorporated on February 2, 2004 under the laws of the state of Nevada.

Effective June 15, 2007, we completed a merger with our subsidiary Parmasters Golf Training Centers, Inc. As a result, we have changed our name from “Quorum Ventures, Inc.” to “Parmasters Golf Training Centers, Inc.”

In addition, effective June 15, 2007 we have effected a seven point eight (7.8) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 585,000,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has increased from 7,050,000 shares of common stock to 54,990,000 shares of common stock.

Effective August 24, 2007, we completed a merger with our subsidiary, Carolyn River Projects Ltd. As a result, we have changed our name from “Parmasters Golf Training Centers, Inc.” to “Carolyn River Projects Ltd.” We changed the name of our company to better reflect the direction and business of our company.

Our company’s first acquisition occurred on April 1, 2004, when we entered into an agreement with Mr. Glen Macdonald of Vancouver, British Columbia, whereby he agreed to sell to us a total of three mineral claims located approximately 44 miles east-northeast of Yellowknife, Northwest Territories that have the potential to contain gold and silver mineralization or deposits. Neither we nor our management have any relationship or affiliation with Mr. Macdonald. In order to acquire a 90% interest in these claims, subject to a 2% net smelter returns royalty, we paid $7,500 to Mr. Macdonald from our cash on hand. These claims lapsed on May 27, 2007.

Our Current Business

We are an exploration stage company. We are currently seeking opportunities to acquire prospective or existing mineral properties or are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

As an exploration stage company, we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective property through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Employees

We have no employees other than our executive officers. We anticipate that we will be conducting most of our business through agreements with consultants and third parties.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock, when and if we trade at a later date, could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related To Our Financial Condition and Business Model

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

We had cash in the amount of $4,169 and a working capital deficit of $40,369 as of May 31, 2007. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Risks Associated with Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 2.	DESCRIPTION OF PROPERTY.

We do not own any real property. Our principal business offices are located at 2640 Tempe Knoll Drive, North Vancouver, BC.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common shares were quoted for trading on the OTC Bulletin Board on November 22, 2006 under the symbol "QRMV". On June 14, 2007 our symbol changed to "PGFT". On August 24, 2007 our symbol changed to “CRPL”. The following quotations obtained from Stockwatch.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
May 31, 2007	N/A	N/A
February 28, 2007	$0.05	$0.05
November 30, 2006	N/A	N/A
August 31, 2006	N/A	N/A
May 31, 2006	N/A	N/A
February 28, 2006	N/A	N/A
November 30, 2005	N/A	N/A
August 31, 2005	N/A	N/A

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

On August 28, 2007, the shareholders' list of our common shares showed 9 registered shareholders and 54,990,000 shares outstanding.

Dividend Policy

No cash dividends have been paid by our company on our common stock. We anticipate that our company’s future earnings will be retained to finance the continuing development of our business. The payment of any future dividends will be at the discretion of our company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, the success of business activity, regulatory and corporate law requirements and the general financial condition of our company.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2007.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended May 31, 2008, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Plan of Operation

We are a junior exploration stage company that has not yet generated or realized any revenues from our business operations. Our company does not currently own any property interests.

We are currently seeking opportunities to acquire prospective or existing mineral properties or are seeking business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We are currently in negotiations with several parties to enter into a business opportunity but we have not entered into any definitive agreements to date and there can be no assurance that we will be able to enter into any definitive agreements. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to acquire an interest in a mineral property or enter into a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

We anticipate that we will incur the following expenses over the next twelve months:

1.	$12,000 in connection with our company locating, evaluating and negotiating potential mineral properties or business opportunities;

2.	$20,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

3.	$10,000 for management, administrative and leasing costs payable.

We will incur additional expenses if we are successful in entering into an agreement to acquire an interest in a prospective or existing mineral property or a business opportunity. If we acquire any property interests, we will require significant funds to develop the property in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a definitive agreement to acquire an interest in a property or enter into a business combination.

We require a minimum of approximately $42,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $4,169 and a working capital deficit in the amount of $40,369 as of May 31, 2007, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

We had cash of $4,169 as of May 31, 2007 compared to cash of $7,736 as of May 31, 2006. We had a working capital deficit of $40,369 as of May 31, 2007 compared to a working capital deficit of $22,133 as of May 31, 2006.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending May 31, 2008.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending May 31, 2008.

Off-Balance Sheet Arrangements

As of May 31, 2007, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our executive officers and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Mineral Property

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is inappropriate at the current stage of the Company’s mineral property exploration activities. To date, the Company’s mineral interests consist mainly of exploration stage properties. Furthermore, there is uncertainty as to the Company’s ability to fund the exploration work necessary to determine if the properties have recoverable reserves or any future economic benefits. As a result, acquisition costs to date are considered to be impaired and accordingly, have been written off as mineral property expenditures.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Certain translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006, which for the Company would be fiscal year ending May 31, 2007. February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006 which for the Company was November 30, 2006. The adoption of this SAB had no impact on the Company’s financial statements.

ITEM 7.	FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended May 31, 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

1.	Balance Sheet for May 31, 2007 and 2006
2.	Statements of Operations
3.	Statement of Cash Flows
4.	Statement of Stockholders’ Deficit
5.	Notes to Financial Statements

CAROLYN RIVER PROJECTS LTD.

(formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

May 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS’ DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Carolyn River Projects Ltd.:

We have audited the balance sheets of Parmasters Golf Training Centres, Inc. Carolyn River Projects Ltd. (formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc), an development stage company, as at May 31, 2007 and 2006, and the statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from February 2, 2004 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2007 and 2006, and the results of its operations and cash flows and changes in stockholders’ equity for the years then and for the period from February 2, 2004 (inception) to May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and finance its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 1, 2007

CAROLYN RIVER PROJECTS LTD.

(formerly Parmasters Golf Training Centers, Inc.)

(A Development Stage Company)

BALANCE SHEETS

	May 31,	May 31,
	2007	2006

ASSETS

Current Assets
Cash	$4,169	$7,736
Prepaid expense	-	1,362

Total assets	$4,169	$9,098

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$12,988	$11,681
Due to related party (Note 4)	31,550	19,550

	44,538	31,231

Common stock (Note 3)
75,000,000 shares authorized, $0.001 par value,
7,050,000 shares issued and outstanding	7,050	7,050
(May 31, 2005-7,050,000)
Additional paid in capital	22,950	22,950
Deficit accumulated during the exploration stage	(70,369)	(52,133)

	(40,369)	(22,133)

Total liabilities and stockholders’ deficit	$4,169	$9,098

Contingency (Note 1)

The accompanying notes are an integrated part of these financial statements

CAROLYN RIVER PROJECTS LTD.

(formerly Parmasters Golf Training Centers, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year ended May 31,		February 2, 2004 (Inception) to May 31,
	2007	2006	2007

EXPENSES
Accounting and audit	$15,577	$12,989	$41,114
Bank charges and interest	95	163	452
Filing	1,489	2,849	5,196
Interest expense	-	1,222	1,222
Legal	-	4,650	8,650
Mineral property expenditures (Note 3)	-	-	12,500
Office and general	-	160	160
Transfer agent fees	1,075	-	1,075

NET LOSS	$(18,236)	$(22,033)	$(70,369)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	7,050,000	7,050,000

The accompanying notes are an integrated part of these financial statements

CAROLYN RIVER PROJECTS LTD.

(formerly Parmasters Golf Training Centers, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended May 31,		February 2, 2004 (Inception) to May 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,236)	$(22,033)	$(70,369)
Changes in non cash working capital items
Prepaid expenses	1,362	(1,362)	-
Accounts payable and accrued liabilities	1,307	(4,061)	12,988

Net cash used in operating activities	(15,567)	(27,456)	(57,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale and issuance of common stock	-	-	30,000
Advances from related party	12,000	19,550	31,550

Net cash provided by financing activities	12,000	19,550	61,550

NET INCREASE (DECREASE) IN CASH	(3,567)	(7,906)	4,169

CASH, BEGINNING	7,736	15,642	-

CASH, ENDING	$4,169	$7,736	$4,169

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$1,222	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.

(formerly Parmasters Golf Training Centers, Inc.)

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

Inception (February 2, 2004) to May 31, 2007

				Additional	Deficit Accumulated During the
	Common Shares			Paid-in	Exploration
	Number	Amount		Capital	Stage	Total

Common stock issued for cash – at $0.001 per share, February 2004	5,000,000		$5,000	$-	$-	$5,000
– at $0.01 per share, March 2004	2,000,000		2,000	18,000	-	20,000
– at $0.10 per share, April 2004	50,000		50	4,950	-	5,000
Net loss	-		-	-	(14,547)	(14,547)

Balance, May 31, 2004	7,050,000		7,050	22,950	(14,547)	15,453

Net loss	-		-	-	(15,553)	(15,553)

Balance, May 31, 2005	7,050,000		7,050	22,950	(30,100)	(100)
Net loss	-	-		-	(22,033)	(22,033)

Balance, May 31, 2006	7,050,000		7,050	22,950	(52,133)	(22,133)

Net loss	-		-	-	(18,236)	(18,236)

Balance, May 31, 2007	7,050,000		$7,050	$22,950	$(70,369)	$(40,369)

The accompanying notes are an integrated part of these financial statements

CAROLYN RIVER PROJECTS LTD.

(formerly Parmasters Golf Training Centers, Inc.)

(A Development Stage Company)

May 31, 2007

Note 1	Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada on February 2, 2004. The Company’s fiscal year end is May 31. Effective June 15, 2007, the Company completed a merger with its subsidiary Parmasters Golf Training Centers, Inc. As a result, the Company’s name was changed from “Quorum Ventures, Inc.” to “Parmasters Golf Training Centers, Inc.” Effective August 24, 2007, the Company completed a merger with its subsidiary, Carolyn River Projects Ltd. As a result, the Company’s name was changed from “Parmasters Golf Training Centers, Inc.” to “Carolyn River Projects Ltd.”

Development Stage Activities

The Company is a development stage company. The Company is currently seeking opportunities to acquire prospective or existing mineral properties or are seeking business opportunities with established business entities for the merger of a target business with the Company.

Going concern

These financial statements have been prepared on a going concern basis which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit of $70,369 as of May 31, 2007 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company are presented in US dollars and have been prepared in accordance with United States generally accepted accounting principles.

CAROLYN RIVER PROJECTS LTD.

(formerly Parmasters Golf Training Centers, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 2	Summary of Significant Accounting Policies (continued)

Mineral Interests

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral property.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Certain translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (recovery) result from the net change during the period of deferred tax assets and liabilities.

CAROLYN RIVER PROJECTS LTD.

(formerly Parmasters Golf Training Centers, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 2	Income Taxes (continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Financial instruments

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and advances from related party. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of those instruments. In management's opinion, the Company is not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments. The Company is not party to any derivative instruments.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Note 3	Common Stock

The total number of common shares authorized that may be issued by the Company is 75,000,000 shares with a par value of one tenth of one cent ($0.001) per share.

During the year ended May 31, 2004, the Company issued 7,050,000 shares of common stock for total cash proceeds of $30,000. At May 31, 2007, there were no outstanding stock options or warrants.

CAROLYN RIVER PROJECTS LTD.

(formerly Parmasters Golf Training Centers, Inc.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 4	Related Party Transactions

As at May 31, 2007, an amount of $31,550 (May 31, 2006: $19,550) is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

Note 5	Subsequent events

Effective June 15, 2007, the Company completed a merger with its subsidiary Parmasters Golf Training Centers, Inc. As a result, the Company’s name was changed from “Quorum Ventures, Inc.” to “Parmasters Golf Training Centers, Inc.” Effective August 24, 2007, the Company completed a merger with its subsidiary, Carolyn River Projects Ltd. As a result, the Company’s name was changed from “Parmasters Golf Training Centers, Inc.” to “Carolyn River Projects Ltd.”

In addition, effective June 11, 2007 the Company completed a seven point eight (7.8) for one (1) forward stock split of its authorized, issued and outstanding common stock. As a result, the Company’s authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 585,000,000 shares of common stock with a par value of $0.001. The Company’s issued and outstanding share capital has increased from 7,050,000 shares of common stock to 54,990,000 shares of common stock.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being May 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President, Chief Executive Officer, Secretary and Treasurer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Steven Bolton	President, Chief Executive Officer and a Director	38	February 2, 2004
Bryan Markert	Secretary, Treasurer and a Director	39	February 2, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Steven Bolton

Mr. Steven Bolton has acted as our President, chief executive officer, and director since our incorporation on February 2, 2004. Mr. Bolton is a graduate of the University of British Columbia where he earned his Bachelor of Science degree in Zoology in 1990. From 1992 to present, he has been the manager of Speedy Printing Centers, a commercial printing company located in North Vancouver, British Columbia, and has been involved in all aspects of its business operations.

Mr. Bolton does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Bolton intends to devote approximately 15% of his business time to our affairs.

Bryan Markert

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

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2007, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Steve Bolton	2(1)	2(1)	2(1)
Bryan Markert	2(1)	2(1)	2(1)

(1)	The named directors failed to file a Form 3 and Schedule 13D upon their acquisition of shares of our common stock.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

ITEM 10.	EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2007; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended May 31, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended May 31, 2007 and 2006, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Steve Bolton President, Chief Executive Officer and a Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Bryan Markert Secretary, Treasurer and a Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

We have not entered into any employment agreement or consulting agreement with our current directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended May 31, 2007 and Year End Option Values

There were no stock options exercised during the year ended May 31, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended May 31, 2007.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended May 31, 2007, we did not pay any compensation or grant any stock options to our directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 28, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Steve Bolton 2118 Eastern Avenue, Suite 5, North Vancouver, B.C., Canada	19,500,000	35.46%
Bryan Markert 722 East 6th Street, North Vancouver B.C., Canada	19,500,000	35.46%
Directors and Executive Officers as a Group(1)	39,000,000 common shares	70.92%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 28, 2007. As of August 28, 2007, there were 54,990,000 shares of our company’s common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended May 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

As at May 31, 2007, an amount of $31,550 is owing to a director of our company. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

Corporate Governance

We currently act with 2 directors, consisting of Steve Bolton and Bryan Markert. Neither Mr. Bolton nor Mr. Markert are independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company do not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13.	EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Merger filed with the Secretary of State of Nevada on August 17, 2007 and which is effective August 24, 2007(2)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form SB-2 Registration Statement, as amended, originally filed on October 13, 2005.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K, filed on August 29, 2007.

*Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal years ended May 31, 2007 and 2006 were $13,500 and $4,800 respectively.

Audit Related Fees

For the fiscal years ended May 31, 2007 and 2006, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $Nil and $4,500 respectively.

Tax Fees

For the fiscal years ended May 31, 2007 and 2006, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil respectively.

All Other Fees

We did not incur any other fees, other than described above, during the years ended May 31, 2007 and 2006.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Morgan & Company and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLYN RIVER PROJECTS LTD.

By: /s/ Steve Bolton

Steve Bolton

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: August 29, 2007

By: /s/ Bryan Markert

Bryan Markert

Secretary, Treasurer and Director

(Principal Financial Officer)

Date: August 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steve Bolton

Steve Bolton

President, Chief Executive Officer and Director

(Principal Executive Officer)

Date: August 29, 2007

By: /s/ Bryan Markert

Bryan Markert

Secretary, Treasurer and Director

(Principal Financial Officer)

Date: August 29, 2007

CW1361579.3