Form 10QSB
period 2007-08-31
CAROLYN RIVER PROJECTS LTD.
filed 2007-10-15
CIK 1305452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 333-119715

CAROLYN RIVER PROJECTS LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2640 Tempe Knoll Drive, North Vancouver, British Columbia, Canada V6C 1V5
(Address of principal executive offices)

604.908.0233
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,990,000 common shares issued and outstanding as of October 9, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          It is the opinion of management that the interim financial statements for the quarter ended August 31, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2007

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
BALANCE SHEETS

	August 31,	May 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$3,830	$4,169

Total assets	$3,830	$4,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$16,188	$12,988
Due to related party	31,550	31,550

	47,738	44,538

Common stock (Note 2)
585,000,000 shares authorized, $0.001 par value,
54,990,000 shares issued and outstanding	7,050	7,050
(May 31, 2007 – 54,990,000)
Additional paid-in capital	22,950	22,950
Deficit accumulated during the exploration stage	(73,908)	(70,369)

	(43,908)	(40,369)

Total liabilities and stockholders’ deficit	$3,830	$4,169

The accompanying notes are an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			February 2, 2004
			(Inception) to
	Three months ended August 31,		August 31,
	2007	2006	2007

EXPENSES
Accounting and audit	$2,518	$4,005	$43,632
Bank charges and interest	21	23	473
Filing	1,000	492	6,196
Interest expense	-	-	1,222
Legal	-	-	8,650
Mineral property costs	-	-	12,500
Office and general	-	-	160
Transfer agent fees	-	-	1,075

NET LOSS	$(3,539)	$(4,520)	$(73,908)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	54,990,000	54,990,000

The accompanying notes are an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			February 2, 2004
			(Inception) to
	Three months ended August 31,		August 31,
	2007	2006	2007

OPERATING ACTIVITIES
Net loss	$(3,539)	$(4,520)	$(73,908)
Changes in non cash working capital items
Prepaid expenses	-	795	-
Accounts payable and accrued liabilities	3,200	(481)	16,188

Net cash used in operations	(339)	(4,206)	(57,720)

FINANCING ACTIVITIES
Proceeds from sale and issuance of common stock	-	-	30,000
Increase in due to related party	-	-	31,550

Net cash provided by financing activities	-	-	61,550

NET CHANGE IN CASH	(339)	(4,206)	3,830

CASH, BEGINNING	4,169	7,736	-

CASH, ENDING	$3,830	$3,530	$3,830

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)

Note 1	Nature and Continuance of Operations

Organization

The Company was incorporated in the State of Nevada on February 2, 2004. The Company’s fiscal year end is May 31. Effective June 15, 2007, the Company completed a merger with its subsidiary Parmasters Golf Training Centers, Inc. As a result, the Company’s name was changed from “Quorum Ventures, Inc.” to “Parmasters Golf Training Centers, Inc.”. Effective August 24, 2007, the Company completed a merger with its subsidiary, Carolyn River Projects Ltd. As a result, the Company’s name was changed from “Parmasters Golf Training Centers, Inc.” to “Carolyn River Projects Ltd.” The Company is currently seeking opportunities to acquire prospective or existing mineral properties or is seeking business opportunities with established business entities for the merger of a target business with the Company.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2007 included in the Company’s 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

F-7

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007
(Unaudited)

Note 2	Common Stock

Effective June 15, 2007 the Company completed a seven point eight (7.8) for one (1) forward stock split of its authorized, issued and outstanding common stock. As a result, the Company’s authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 585,000,000 shares of common stock with a pare value of $0.001 per share. The Company’s issued and outstanding share capital increased from 7,050,000 shares of common stock to 54,990,000 shares of common stock. All share and per share information have been retroactively restated for all periods presented in these financial statements.

F-8

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

          This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

          Financial information contained in this quarterly report and in our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

          As used in this quarterly report, and unless otherwise indicated, the terms "we", "us" and "our" mean Carolyn River Projects Ltd., unless otherwise indicated.

Corporate History

          We were incorporated on February 2, 2004 under the laws of the state of Nevada.

          Effective June 15, 2007, we completed a merger with our subsidiary Parmasters Golf Training Centers, Inc. As a result, we changed our name from “Quorum Ventures, Inc.” to “Parmasters Golf Training Centers, Inc.”

          In addition, effective June 15, 2007 we effected a seven point eight (7.8) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 585,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 7,050,000 shares of common stock to 54,990,000 shares of common stock.

          Effective August 24, 2007, we completed a merger with our subsidiary, Carolyn River Projects Ltd. As a result, we changed our name from “Parmasters Golf Training Centers, Inc.” to “Carolyn River Projects Ltd.” We changed the name of our company to better reflect the direction and business of our company.

          Our company’s first acquisition occurred on April 1, 2004, when we entered into an agreement with Mr. Glen Macdonald of Vancouver, British Columbia, whereby he agreed to sell to us a total of three mineral claims located approximately 44 miles east-northeast of Yellowknife, Northwest Territories, that have the potential to contain gold and silver mineralization or deposits. Neither we nor our management have any relationship or affiliation with Mr. Macdonald. In order to acquire a 90% interest in these claims, subject to a 2% net smelter returns royalty, we paid $7,500 to Mr. Macdonald from our cash on hand. These claims lapsed on May 27, 2007.

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

          In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

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

Plan of Operation

          Discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements and the notes thereto included elsewhere in this quarterly report prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

2.	$20,000 for operating expenses, including professional, legal and accounting expenses associated with our company being a reporting issuer under the Securities Exchange Act of 1934; and

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

          We require a minimum of approximately $42,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $3,830 and a working capital deficit in the amount of $43,908 as of August 31, 2007, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

          We had cash of $3,830 and current liabilities of $47,738 as of August 31, 2007. We had a working capital deficit of $43,908 as of August 31, 2007.

          To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended August 31, 2008.

          We incurred a loss of $3,539 for the three month period ended August 31, 2007. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $42,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

          Given that we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

          There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

          There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments..

Product Research and Development

          We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending August 31, 2008.

Purchase of Significant Equipment

          We do not intend to purchase any significant equipment over the twelve month period ending August 31, 2008.

Off-Balance Sheet Arrangements

          As of August 31, 2007, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

          We currently have no employees, other than our executive officers, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

          Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Mineral Interests

          Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. We have incurred only acquisition and exploration costs which have been expensed. To date we have not established any proven or probable reserves on our mineral property.

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

Loss Per Share

          Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic loss per share) and potentially dilutive shares of common stock. Because we do not have any potentially dilutive securities, our financial statements include only basic loss per share.

Financial instruments

          Our financial instruments consist of cash, accounts payable and accrued liabilities and advances from related party. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of those instruments. In management's opinion, we are not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments. We are not party to any derivative instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

RISK FACTORS

          Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

          Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Financial Condition and Business Model

We compete with numerous other companies seeking a suitable business opportunity or business combination.

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

          We had cash in the amount of $3,830 and a working capital deficit of $43,908 as of August 31, 2007. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

No agreement for business combination or other transaction/no standards for business combination.

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

          Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the Financial Industry Regulatory Authority’s (FINRA) sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

          In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 3. Controls and Procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer and our secretary and treasurer to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As of August 31, 2007, the three month period year covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

          There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information

          None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

3.3	Articles of Merger filed with the Secretary of State of Nevada on May 30, 2007 and which is effective June 11, 2007 (2)

3.4	Certificate of Change filed with the Secretary of State of Nevada on May 31, 2007 and which is effective June 11, 2007 (2)

3.5	Articles of Merger filed with the Secretary of State of Nevada on August 17, 2007 and which is effective August 24, 2007 (3)

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission as an exhibit to our Form SB-2 Registration Statement, as amended, originally filed on October 13, 2005.
(2)	Previously filed with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K, filed on June 21, 2007.
(3)	Previously filed with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K, filed on August 29, 2007.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLYN RIVER PROJECTS LTD.

By: /s/ Steve Bolton
Steve Bolton
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 15, 2007

By: /s/ Bryan Markert
Bryan Markert
Secretary, Treasurer and Director
(Principal Financial Officer)
Date: October 15, 2007