Form 10QSB
period 2007-11-30
CAROLYN RIVER PROJECTS LTD.
filed 2008-01-14
CIK 1305452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,990,000 common shares issued and outstanding as of January 7, 2008

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

          It is the opinion of management that the interim financial statements for the quarter ended November 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2007

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
BALANCE SHEETS

	November 30,	May 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$3,181	$4,169

Total assets	$3,181	$4,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$9,840	$12,988
Due to related party	56,549	31,550

	66,389	44,538

Common stock (Note 2)
585,000,000 shares authorized, $0.001 par value,
54,990,000 shares issued and outstanding	7,050	7,050
(May 31, 2007 -54,990,000)
Additional paid-in capital	22,950	22,950
Deficit accumulated during the development stage	(93,208)	(70,369)

	(63,208)	(40,369)

Total liabilities and stockholders’ deficit	$3,181	$4,169

The accompanying notes are an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months	February 2, 2004
	ended	ended	ended	ended	(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006	2007

EXPENSES
Accounting and audit fees	$6,502	$3,609	$9,020	$7,614	$50,134
Bank charges and interest	19	28	40	51	492
Filing fees	1,466	748	2,466	1,240	7,662
Interest expense	-	-	-	-	1,222
Legal fees	10,988	-	10,988	-	19,638
Mineral property costs	-	-	-	-	12,500
Office and general expenses	325	-	325	-	485
Transfer agent fees	-	1,000	-	1,000	1,075

Loss before income taxes	(19,300)	(5,385)	(22,839)	(9,905)	(93,208)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(19,300)	$(5,385)	$(22,839)	$(9,905)	$(93,208)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES	54,990,000	54,990,000	54,990,000	54,990,000
OUTSTANDING

The accompanying notes are an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			February 2, 2004
			(Inception) to
	Six months ended November 30,		November 30,
	2007	2006	2007

OPERATING ACTIVITIES
Net loss	$(22,839)	$(9,905)	$(93,208)
Changes in non cash working capital items
Prepaid expenses	-	95	-
Accounts payable and accrued liabilities	(3,148)	(3,751)	9,840

Net cash used in operations	(25,987)	(13,561)	(83,368)

FINANCING ACTIVITIES
Proceeds from sale and issuance of common stock	-	-	30,000
Increase in due to related party	24,999	12,000	56,549

Net cash provided by financing activities	24,999	12,000	86,549

NET CHANGE IN CASH	(988)	(1,561)	3,181

CASH, BEGINNING	4,169	7,736	-

CASH, ENDING	$3,181	$6,175	$3,181

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements.

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2007 included in the Company’s 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

Note 2	Common Stock

Effective June 15, 2007, the Company completed a seven point eight (7.8) for one (1) forward stock split of its authorized, issued and outstanding common stock. As a result, the Company’s authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 585,000,000 shares of common stock with a par value of $0.001 per share. The Company’s issued and outstanding share capital increased from 7,050,000 shares of common stock to 54,990,000 shares of common stock. All shares and per share information have been retroactively restated for all periods presented in these financial statements.

F-2

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

          We require a minimum of approximately $42,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $3,181 and a working capital deficit in the amount of $63,208 as of November 30, 2007, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

          We had cash of $3,181 and current liabilities of $66,389 as of November 30, 2007. We had a working capital deficit of $63,208 as of November 30, 2007.

          To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended November 30, 2008.

          We incurred a loss of $19,300 for the three month period ended November 30, 2007. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $42,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

          There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Product Research and Development

          We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending November 30, 2008.

Purchase of Significant Equipment

          We do not intend to purchase any significant equipment over the twelve month period ending November 30, 2008.

Off-Balance Sheet Arrangements

          As of November 30, 2007, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

          We had cash in the amount of $3,181 and a working capital deficit of $63,208 as of November 30, 2007. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

          As of November 30, 2007, the three month period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

          There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: January 14, 2008

By: /s/ Bryan Markert
Bryan Markert
Secretary, Treasurer and Director
(Principal Financial Officer)
Date: January 14, 2008