Form 10QSB
period 2008-02-29
CAROLYN RIVER PROJECTS LTD.
filed 2008-04-14
CIK 1305452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 54,990,000 common shares issued and outstanding as of April 8, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended February 29, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

February 29, 2008

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	February 29,	May 31,
	2008	2007
ASSETS

Current Assets
Cash	$3,051	$4,169

Total assets	$3,051	$4,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$14,250	$12,988
Due to related party	56,549	31,550

	70,799	44,538

Common stock (Note 2)
585,000,000 shares authorized, $0.001 par value,
54,990,000 shares issued and outstanding	7,050	7,050
(May 31, 2007 -54,990,000)
Additional paid-in capital	22,950	22,950
Deficit accumulated during the exploration stage	(97,748)	(70,369)

	(67,748)	(40,369)

Total liabilities and stockholders’ deficit	$3,051	$4,169

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative From
	Three months	Three months	Nine months	Nine months	February 2, 2004
	ended	ended	ended	ended	(Inception) to
	February 29,	February 28,	February 29,	February 28,	February 29,
	2008	2007	2008	2007	2008

EXPENSES
Accounting and audit fees	$2,885	$2,200	$11,905	$9,814	$53,019
Bank charges and interest	19	24	59	75	511
Filing fees	-	249	2,466	1,489	7,662
Interest expense	-	-	-	-	1,222
Legal fees	1,500	-	12,488	-	21,138
Mineral property costs	-	-	-	-	12,500
Office and general expenses	111	-	436	-	596
Transfer agent fees	25	25	25	1,025	1,100

NET LOSS	$(4,540)	$(2,498)	$(27,379)	$(12,403)	$(97,748)

LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING – BASIC AND
DILUTED	54,990,000	54,990,000	54,990,000	54,990,000

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months	Nine months	February 2, 2004
	ended	ended	(Inception) to
	February 29,	February 28,	February 29,
	2008	2007	2008

OPERATING ACTIVITIES
Net loss	$(27,379)	$(12,403)	$(97,748)
Changes in non cash working capital items
Prepaid expenses	-	795	-
Accounts payable and accrued liabilities	1,262	(3,714)	14,250

Net cash used in operations	(26,117)	(15,322)	(83,498)

FINANCING ACTIVITIES
Proceeds from sale and issuance of common stock	-	-	30,000
Increase in due to related party	24,999	12,567	56,549

Net cash provided by financing activities	24,999	12,567	86,549

NET INCREASE (DECREASE) IN CASH	(1,118)	(2,755)	3,051

CASH, BEGINNING	4,169	7,736	-

CASH, ENDING	$3,051	$4,981	$3,051

SUPPLEMENTAL CASH FLOW
INFORMATION
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008
(Unaudited)

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the securities and exchange commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2007 included in the Company’s 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

     As used in this quarterly report, and unless otherwise indicated, the terms “we”, “us” and “our” mean Carolyn River Projects Ltd., unless otherwise indicated.

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

     We require a minimum of approximately $42,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $3,051and a working capital deficit in the amount of $67,748 as of February 29, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

     We had cash of $3,051 and current liabilities of $70,799 as of February 29, 2008. We had a working capital deficit of $67,748 as of February 29, 2008.

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended February 28, 2009.

     We incurred a loss of $4,540 for the three month period ended February 29, 2008. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $42,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Product Research and Development

     We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending February 28, 2009.

Purchase of Significant Equipment

     We do not intend to purchase any significant equipment over the twelve month period ending February 28, 2009.

Off-Balance Sheet Arrangements

     As of February 29, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Foreign Currency Translation

     The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Certain translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Financial instruments

     Our financial instruments consist of cash, accounts payable and accrued liabilities and advances from a related party. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of those instruments. In management's opinion, we are not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments. We are not party to any derivative instruments.

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

     We had cash in the amount of $3,051 and a working capital deficit of $67,748 as of February 29, 2008. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Item 3A(T). Controls and Procedures.

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

     As of February 29, 2008, the three month period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief executive officer and our secretary and treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer and our secretary and treasurer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     We have made no material changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: April 14, 2008

By: /s/ Bryan Markert
Bryan Markert
Secretary, Treasurer and Director
(Principal Financial Officer)
Date: April 14, 2008