Form 10KSB
period 2008-05-31
CAROLYN RIVER PROJECTS LTD.
filed 2008-09-02
CIK 1305452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 333-119715

CAROLYN RIVER PROJECTS LTD.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2640 Tempe Knoll Drive, North Vancouver, BC	V6C 1V5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 604.908.0233

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [X]   No [   ]

State issuer’s revenues for its most recent fiscal year. $Nil

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

15,990,000 common shares @ $0.115 (1) = $1,838,850

(1) Represents the average bid and ask price of our shares on the OTC BB on August 25, 2008. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

54,990,000 common shares issued and outstanding as of August 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

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

We had cash in the amount of $3,033 and a working capital deficit of $79,173 as of May 31, 2008. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination.

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Risks Associated with Our Common Stock

Trading of our stock may be restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares were quoted for trading on the OTC Bulletin Board on November 22, 2006 under the symbol “QRMV”. On June 14, 2007 our symbol changed to “PGFT”. On August 24, 2007 our symbol changed to “CRPL”. The following quotations obtained from the OTC Bulletin Board reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
May 31, 2008	$0.08	$0.07
February 29, 2008	$0.17	$0.07
November 30, 2007	$0.16	$0.06
August 31, 2007	N/A	N/A
May 31, 2007	N/A	N/A
February 28, 2007	N/A	N/A
November 30, 2006	N/A	N/A
August 31, 2006	N/A	N/A

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

On August 25, 2008, the shareholders’ list of our common shares showed 13 registered shareholders and 54,990,000 shares outstanding.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2008.

ITEM 6.      MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended May 31, 2009, and the factors that could affect our future financial condition and plan of operation.

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

We require a minimum of approximately $42,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $3,033 and a working capital deficit in the amount of $79,173 as of May 31, 2008, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Liquidity And Capital Resources

We had cash of $3,033 as of May 31, 2008 compared to cash of $4,169 as of May 31, 2007. We had a working capital deficit of $79,173 as of May 31, 2008 compared to a working capital deficit of $40,369 as of May 31, 2007.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending May 31, 2009.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending May 31, 2009.

Off-Balance Sheet Arrangements

As of May 31, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our executive officers and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions. We bases our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to deferred income tax rates and timing of the reversal of income tax differences.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2008, our company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Financial Instruments

The fair value of our financial instruments, consisting of cash, accounts payable, short-term debt and amount due to related party, is estimated to be equal to their carrying value. It is management's opinion that we are not exposed to significant interest, currency or credit risks arising from these financial instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements will have no impact. SFAS No. 160 is effective for our fiscal year beginning June 1, 2009. Management has determined that the adoption of this standard will not have an impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on March 1, 2009, and will be adopted by our company beginning in the year ending May 31, 2010. We do not expect there to be any significant impact of adopting SFAS 161 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on our financial statements.

ITEM 7.      FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended May 31, 2008 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

1.	Balance Sheet as at May 31, 2008 and 2007

2.	Statements of Operations for the years ended May 31, 2008 and May 31, 2007 and the period from February 2, 2004 to May 31, 2008

3.	Statement of Cash Flows for the years ended May 31, 2008 and May 31, 2007 and the period from February 2, 2004 to May 31, 2008

4.	Statement of Stockholders’ Deficit for the period from February 2, 2004 to May 31, 2008

5.	Notes to Financial Statements

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2008

To the Stockholders and Board of Directors of Carolyn River Projects Ltd. (Formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)

We have audited the accompanying balance sheets of Carolyn River Project Ltd. (a development stage company) as of May 31, 2008 and 2007 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and the period from February 2, 2004 (Inception) to May 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Carolyn River Projects Ltd. as of May 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and the period from February 2, 2004 (Inception) to May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
August 27, 2008

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	May 31,	May 31,
	2008	2007

ASSETS

Current
Cash	$3,033	$4,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$12,830	$12,988
Short-term debt (Note 3)	37,826	-
Due to related party (Note 4)	31,550	31,550
	82,206	44,538

Stockholders’ deficit
Common stock (Note 5)
Authorized:
585,000,000 common shares, par value $0.001 per share
Issued and outstanding:
54,990,000 common shares (May 31, 2007 – 54,990,000)	30,000	30,000
Deficit accumulated during the development stage	(109,173)	(70,369)
	(79,173)	(40,369)

	$3,033	$4,169

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			February 2, 2004
	Year Ended	Year Ended	(Inception) to
	May 31, 2008	May 31, 2007	May 31, 2008

Expenses
Accounting and audit	$17,890	$15,577	$59,004
Bank charges and interest	77	95	529
Filing fees	2,466	1,489	7,662
Interest	1,800	-	3,022
Legal	16,110	-	24,760
Mineral property costs	-	-	12,500
Office and general	436	-	596
Transfer agent fees	25	1,075	1,100

Net loss	$(38,804)	$(18,236)	$(109,173)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding – basic and diluted	54,990,000	54,990,000

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			February 2, 2004
	Year Ended	Year Ended	(Inception) to
	May 31, 2008	May 31, 2007	May 31, 2008

Cash flows from operating activities
Net loss	$(38,804)	$(18,236)	$(109,173)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accrued interest	1,800	-	1,800
Changes in non cash working capital items:
Prepaid expenses	-	1,362	-
Accounts payable and accrued liabilities	(158)	1,307	12,830
Net cash used in operating activities	(37,162)	(15,567)	(94,543)

Cash flows from financing activities
Proceeds from sale and issuance of common stock	-	-	30,000
Advances from related party	-	12,000	31,550
Short-term debt	36,026	-	36,026
Net cash provided by financing activities	36,026	12,000	97,576

Net increase (decrease) in cash	(1,136)	(3,567)	3,033

Cash, beginning	4,169	7,736	-

Cash, ending	$3,033	$4,169	$3,033

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$1,222
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmaster Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
February 2, 2004 (Inception) to May 31, 2008

			Deficit
			Accumulated
			During the
	Common Shares	Common Shares	Development
	Number	Amount	Stage	Total

Common stock issued for cash at $0.001
per share, February 2004	39,000,000	$5,000	$-	$5,000
Common stock issued for cash at $0.01
per share, March 2004	15,600,000	20,000	-	20,000
Common stock issued for cash at $0.10
per share, April 2004	390,000	5,000	-	5,000
Net loss	-	-	(14,547)	(14,547)
Balance, May 31, 2004	54,990,000	30,000	(14,547)	15,453
Net loss	-	-	(15,553)	(15,553)
Balance, May 31, 2005	54,990,000	30,000	(30,100)	(100)
Net loss	-	-	(22,033)	(22,033)
Balance, May 31, 2006	54,990,000	30,000	(52,133)	(22,133)
Net loss	-	-	(18,236)	(18,236)
Balance, May 31, 2007	54,990,000	30,000	(70,369)	(40,369)
Net loss	-	-	(38,804)	(38,804)
Balance, May 31, 2008	54,990,000	$30,000	$(109,173)	$(79,173)

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmaster Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

1.    NATURE AND CONTINUANCE OF OPERATIONS

Nature of Business

The Company was incorporated in the State of Nevada on February 2, 2004. The Company’s fiscal year end is May 31. Effective June 15, 2007, the Company completed a merger with its subsidiary Parmasters Golf Training Centers, Inc. As a result, the Company’s name was changed from “Quorum Ventures, Inc.” to “Parmasters Golf Training Centers, Inc.”. Effective August 24, 2007, the Company completed a merger with its subsidiary, Carolyn River Projects Ltd. As a result, the Company’s name was changed from “Parmasters Golf Training Centers, Inc.” to “Carolyn River Projects Ltd.”.

The Company is a development stage company. It is currently seeking opportunities to acquire prospective or existing mineral properties or is seeking business opportunities with established business entities for the merger of a target business with the Company.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2008, the Company has not yet achieved profitable operations and has accumulated a deficit of $109,173. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Development Stage Company

The Company is considered to be in the development stage, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmaster Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to deferred income tax rates and timing of the reversal of income tax differences.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmaster Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Income Taxes

The Company has adopted SFAS No. 109 - "Accounting for Income Taxes". SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on June 1, 2007.

Loss Per Share

In accordance with SFAS No. 128 - "Earnings Per Share", basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Financial Instruments

The fair value of the Company's financial instruments, consisting of cash, accounts payable, short-term debt and amount due to related party, is estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmaster Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Stock-based Compensation

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). This Statement amends Accounting Research Bulletin (ARB) No. 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements will have no impact. SFAS No. 160 is effective for the Company’s fiscal year beginning June 1, 2009. Management has determined that the adoption of this standard will not have an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on March 1, 2009, and will be adopted by the Company beginning in the year ending May 31, 2010. The Company does not expect there to be any significant impact of adopting SFAS 161 on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on our financial statements.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmaster Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Recent Accounting Pronouncements – Cont’d

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on our financial statements.

3.    SHORT-TERM DEBT

During the current year, the Company arranged a credit facility with Boutique Services Limited (“Boutique”) for an amount up to $100,000. At May 31, 2008, the Company has a balance owing to Boutique in the amount of $37,826 (2007: $Nil) including interest of $1,800 (2007: $Nil). The amount is unsecured, bears an interest rate of 10% per annum and payable on demand

4.    RELATED PARTY TRANSACTIONS

The Company has a balance owing to a director in the amount of $31,550 as at May 31, 2008 (May 31, 2007: $31,550). The amount is non-interest bearing, unsecured, with no stated terms of repayment. The related party transactions are measured at the exchange amount, which represent the amounts agreed to between the related parties.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmaster Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

5.    COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 585,000,000 shares with a par value of one tenth of one cent ($0.001) per share.

At May 31, 2008, there were no outstanding stock options or warrants.

Effective June 11, 2007 the Company completed a seven point eight (7.8) for one (1) forward stock split of its authorized, issued and outstanding common stock. As a result, the Company’s authorized share capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 585,000,000 shares of common stock with a par value of $0.001 per share. The Company’s issued and outstanding share capital has increased from 7,050,000 shares of common stock to 54,990,000 shares of common stock. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect of this stock split.

6.    INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision are as follows:

	2008	2007
Loss before income taxes	$(38,804)	$(18,236)
Statutory tax rate	35%	35%
Expected recovery of income taxes computed at standard rates	13,581	6,383
Valuation Allowance	(13,581)	(6,383)
Income tax provision	$-	$-

The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets and liabilities are as follows:

	2008	2007

Components of deferred tax assets and liabilities:
Non capital loss carry forwards	$37,581	$24,629
Less: Valuation allowance	(37,581)	(24,629)

Net deferred tax asset	$-	$-

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmaster Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2008

6.    INCOME TAXES – Cont’d

The Company has available net operating loss carry forwards of approximately $107,000 (2007: $70,000) for tax purposes to offset future taxable income, which expires beginning 2014. The potential deferred tax benefits of these losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

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

Management’s report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the 1934 Act. Management has assessed the effectiveness of our internal control over financial reporting as at May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made in accordance with authorizations of management and our directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. As a result of this assessment, management concluded that, as at May 31, 2008, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

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

Steven Bolton – President, Chief Executive Officer and Director

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

Mr. Bolton intends to devote approximately 15% of his time to the business and affairs of our company.

Bryan Markert – Secretary, Treasurer and Director

Mr. Bryan Markert has acted as our secretary, treasurer and as a director since our incorporation on February 2, 2004. Mr. Markert is a graduate of Simon Fraser University located in Burnaby, British Columbia where he earned his Bachelor of Arts degree in 1992, majoring in Urban Planning. From 1999 to present, Mr. Markert has been employed by a major software company where he is a technical engineer operating as the conduit between the company’s custom software and its end users.

Mr. Markert does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Markert intends to devote approximately 10% of his time to the business and affairs of our company.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Steve Bolton	2(1)	2(1)	2(1)
Bryan Markert	2(1)	2(1)	2(1)

(1)	The named directors failed to file a Form 3 and Schedule 13D upon their acquisition of shares of our common stock.

Nomination Process

As of August 25, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B, nor do we have a board member that qualifies as an “independent director” as defined by Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 10.     EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended May 31, 2008, who we will collectively refer to as our named executive officers of our company for the years ended May 31, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Steve Bolton	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Executive Officer
and a Director
Bryan Markert	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Secretary,	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and a
Director

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

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended May 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended May 31, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended May 31, 2008.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended May 31, 2008, we did not pay any compensation or grant any stock options to our directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of August 25, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Steve Bolton 2118 Eastern Avenue, Suite 5, North Vancouver, B.C., Canada	19,500,000	35.46%
Bryan Markert 722 East 6th Street, North Vancouver B.C., Canada	19,500,000	35.46%
Directors and Executive Officers as a Group(1)	39,000,000 common shares	70.92%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 25, 2008. As of August 25, 2008, there were 54,990,000 shares of our company’s common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended May 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

As at May 31, 2008, an amount of $31,550 is owing to a director of our company. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

Corporate Governance

We currently act with two directors consisting of Steve Bolton and Bryan Markert, both of whom are not independent directors as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, consisting of Steve Bolton and Bryan Market. In addition, we believe that retaining one or more directors who would qualify as independent as defined in Rule 4200(a)(15) of the Rules of Nasdaq Marketplace Rules would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13.     EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 13, 2005)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, as amended, originally filed on October 13, 2005)
3.3	Articles of Merger filed with the Secretary of State of Nevada on May 30, 2007 and which is effective June 11, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on June 21, 2007)
3.4	Certificate of Change filed with the Secretary of State of Nevada on May 31, 2007 and which is effective June 11, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on June 21, 2007)
3.5	Articles of Merger filed with the Secretary of State of Nevada on August 17, 2007 and which is effective August 24, 2007 (incorporated by reference from our Current Report on Form 8-K, filed on August 29, 2007)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal years ended May 31, 2008 and 2007 were $12,000 and $13,500 respectively.

Audit Related Fees

For the fiscal years ended May 31, 2008 and 2007, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $Nil and $Nil respectively.

Tax Fees

For the fiscal years ended May 31, 2008 and 2007, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil respectively.

All Other Fees

We did not incur any other fees, other than described above, during the years ended May 31, 2008 and 2007.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

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

CAROLYN RIVER PROJECTS LTD.

By: /s/ Steve Bolton
Steve Bolton
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 29, 2008

By: /s/ Bryan Markert
Bryan Markert
Secretary, Treasurer and Director
(Principal Financial Officer and Principal
Accounting Officer)
Date: August 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steve Bolton
Steve Bolton
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 29, 2008

By: /s/ Bryan Markert
Bryan Markert
Secretary, Treasurer and Director
(Principal Financial Officer and Principal
Accounting Officer)
Date: August 29, 2008