Form 10-Q
period 2008-08-31
CAROLYN RIVER PROJECTS LTD.
filed 2008-10-15
CIK 1305452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 333-119715

CAROLYN RIVER PROJECTS LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2640 Tempe Knoll Drive, North Vancouver, British Columbia, Canada V6C 1V5
(Address of principal executive offices) (zip code)

604.908.0233
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]     No [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ x ]     No [     ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

54,990,000 common shares issued and outstanding as of October 10, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended August 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2008

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	August 31,	May 31,
	2008	2008

ASSETS

Current
Cash	$3,015	$3,033

	$3,015	$3,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$21,757	$12,830

Short term debt	38,726	37,826
Due to related party	31,550	31,550
	92,033	82,206

Stockholders’ Deficit
Common stock
585,000,000 shares authorized, $0.001 par value,
54,990,000 shares issued and outstanding
(May 31, 2008 - 54,990,000)	30,000	30,000

Deficit accumulated during the development stage	(119,018)	(109,173)
	(89,018)	(79,173)

	$3,015	$3,033

The accompanying note is an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	February 2, 2004
	ended	ended	(Inception) to
	August 31,	August 31,	August 31,
	2008	2007	2008

Expenses
Accounting and audit	$5,266	$2,518	$64,270
Bank charges and interest	18	21	547
Filing	676	1,000	8,338
Interest expense	900	-	3,922
Legal	2,985	-	27,745
Mineral property costs	-	-	12,500
Office and general	-	-	596
Transfer agent fees	-	-	1,100

Net Loss	$(9,845)	$(3,539)	$(119,018)

Net Loss per Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding
– Basic and Diluted	54,990,000	54,990,000

The accompanying note is an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months	Three months	February 2, 2004
	ended	ended	(Inception) to
	August 31,	August 31,	August 31,
	2008	2007	2008

Cash Used in Operating Activities
Net loss	$(9,845)	$(3,539)	$(119,018)
Changes in non cash working capital items:
Accounts payable and accrued liabilities	8,927	3,200	21,757
Short term debt	900	-	2,700
Net Cash Used in Operating Activities	(18)	(339)	(94,561)

Cash From Financing Activities
Proceeds from sale and issuance of common stock	-	-	30,000
Advances from related party	-	-	31,550
Short term debt	-	-	36,026
Net Cash Provided by Financing Activities	-	-	97,576

Increase (Decrease) in Cash	(18)	(339)	3,015

Cash, Beginning	3,033	4,169	-

Cash, Ending	$3,015	$3,830	$3,015

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$1,222
Income taxes	$-	$-	$-

The accompanying note is an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
August 31, 2008
(Unaudited)

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2008, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations together with the unaudited interim consolidated financial statements and the notes to the unaudited interim consolidated financial statements included in this quarterly report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

For the three month periods ended August 31, 2008 and August 31, 2007

     Our interim consolidated financial statements report a net loss of $9,845 for the three month period ended August 31, 2008 as compared to a net loss of $3,539 for the three month period ended August 31, 2007. Our accumulated net losses for the period from February 2, 2004, our date of inception, to August 31, 2008 was $119,018.

     As at August 31, 2008, we had a working capital deficit of $89,018. Our total liabilities as of August 31, 2008 were $92,033, as compared to total liabilities of $82,206 as of May 31, 2008. The change was due primarily to decreases in accounts payable and accrued liabilities.

Cash Flow Used in Operating Activities

     Operating activities used cash of $18 for the three month period ended August 31, 2008, compared to using $339 for the three month period ended August 31, 2007. The decrease in cash used during the three month period ended August 31, 2008 was commensurate with an increase in our net loss and changes in non cash working capital items, including accounts payable and accrued liabilities and short term debt.

Cash Flow Provided by Financing Activities

     Financing activities did not use or generate any cash during the three month periods ended August 31, 2008 and August 31, 2007.

Liquidity And Capital Resources

     We had cash of $3,015 and current liabilities of $92,033 as of August 31, 2008. We had a working capital deficit of $89,018 as of August 31, 2008.

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended August 31, 2009.

     We incurred a loss of $9,845 for the three month period ended August 31, 2008. As indicated in our annual report on Form 10-KSB for the fiscal year ended May 31, 2008 filed on August 29, 2008, our estimated working capital requirements and projected operating expenses for the twelve month period May 31, 2009 is $42,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Product Research and Development

     We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending August 31, 2009.

Purchase of Significant Equipment

     We do not intend to purchase any significant equipment over the twelve month period ending August 31, 2009.

Off-Balance Sheet Arrangements

     As of August 31, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President and our Secretary to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of August 31, 2008, the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and our Secretary concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended August 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

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

     We had cash in the amount of $3,015 and a working capital deficit of $89,018 as of August 31, 2008. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

     There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a material adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLYN RIVER PROJECTS LTD.

By:	/s/ Steve Bolton
Steve Bolton
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 15, 2008

By:	/s/ Bryan Markert
Bryan Markert
Secretary, Treasurer and Director
(Principal Financial Officer)
Date: October 15, 2008