Form 10-Q
period 2008-11-30
CAROLYN RIVER PROJECTS LTD.
filed 2009-01-13
CIK 1305452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

54,990,000 common shares issued and outstanding as of January 9, 2009.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     It is the opinion of management that the interim financial statements for the quarter ended November 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2008

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30,	May 31,
	2008	2008

ASSETS

Current
Cash	$2,997	$3,033

	$2,997	$3,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$8,950	$12,830
Short term debt	58,796	37,826
Due to related party	31,550	31,550
	99,296	82,206

Shareholders’ Deficit
Common stock
585,000,000 shares authorized, $0.001 par value,
54,990,000 shares issued and outstanding
(May 31, 2008 -54,990,000)	30,000	30,000
Deficit accumulated during the development stage	(126,299)	(109,173)
	(96,299)	(79,173)

	$2,997	$3,033

The accompanying note is an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months	February 2, 2004
	ended	ended	ended	ended	(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2008	2007	2008	2007	2008

Expenses
Accounting and audit fees	$2,225	$6,502	$7,491	$9,020	$66,495
Bank charges and interest	18	19	36	40	565
Filing fees	472	1,466	1,149	2,466	8,811
Interest expense	1,060	-	1,960	-	4,982
Legal fees	3,005	10,988	5,990	10,988	30,750
Mineral property costs	-	-	-	-	12,500
Office and general expenses	-	325	-	325	596
Transfer agent fees	500	-	500	-	1,600

Net Loss	$(7,280)	$(19,300)	$(17,126)	$(22,839)	$(126,299)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding –
Basic and Diluted	54,990,000	54,990,000	54,990,000	54,990,000

The accompanying note is an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months	Six months	February 2, 2004
	ended	ended	(Inception) to
	November 30,	November 30,	November 30,
	2008	2007	2008

Cash Used in Operating Activities
Net loss	$(17,126)	$(22,839)	$(126,299)
Changes in non cash working capital items
Accounts payable and accrued liabilities	(3,880)	(3,148)	8,950
Net Cash Used in Operating Activities	(21,006)	(25,987)	(117,349)

Cash From Financing Activities
Proceeds from sale and issuance of common stock	-	-	30,000
Increase in due to related party	-	24,999	31,550
Short term debt	20,970	-	58,796
Net Cash Provided by Financing Activities	20,970	24,999	120,346

Increase (Decrease) in Cash	(36)	(988)	2,997

Cash, Beginning	3,033	4,169	-

Cash, Ending	$2,997	$3,181	$2,997

Supplemental Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying note is an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(Formerly Parmasters Golf Training Centers, Inc. and Quorum Ventures, Inc.)
(A Development Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
November 30, 2008
(Unaudited)

Note 1	Basis of Presentation

Unaudited Interim Financial Statements
The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2008, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

     Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and is prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

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

     In addition, effective June 15, 2007, we effected a seven point eight (7.8) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 585,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 7,050,000 shares of common stock to 54,990,000 shares of common stock.

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

For the three month periods ended November 30, 2008 and November 30, 2007

     Our interim consolidated financial statements report a net loss of $7,280 for the three month period ended November 30, 2008 as compared to a net loss of $19,300 for the three month period ended November 30, 2007.

     During the three months ended November 30, 2008, we incurred expenses of $7,280 compared to $19,300 during the three months ended November 30, 2007. The decrease in expenses during the three months ended November 30, 2008 was largely due to decreases in accounting and audit fees, filing fees and legal fees.

For the six month periods ended November 30, 2008 and November 30, 2007

     Our interim consolidated financial statements report a net loss of $17,126 for the six month period ended November 30, 2008 as compared to a net loss of $22,839 for the six month period ended November 30, 2007. Our accumulated net losses for the period from February 2, 2004, our date of inception, to November 30, 2008 was $126,299.

     During the six months ended November 30, 2008, we incurred expenses of $17,126 compared to $22,839 during the six months ended November 30, 2007. The decrease in expenses during the six months ended November 30, 2008 was largely due to decreases in accounting and audit fees, filing fees and legal fees.

Liquidity And Capital Resources

     We had cash of $2,997 as of November 30, 2008 and a working capital deficit of $96,299. Our total liabilities as of November 30, 2008 were $99,296, as compared to total liabilities of $82,206 as of May 31, 2008. The change was due primarily to increases in short term debt.

     To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended November 30, 2009.

     We incurred a loss of $17,126 for the six month period ended November 30, 2008. As indicated in our annual report on Form 10-KSB for the fiscal year ended May 31, 2008 filed on August 29, 2008, our estimated working capital requirements and projected operating expenses for the twelve month period ending May 31, 2009 are $42,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Cash Flow Used in Operating Activities

     Operating activities used cash of $21,006 for the six month period ended November 30, 2008, compared to using $25,987 for the six month period ended November 30, 2007. The decrease in cash used during the six month period ended November 30, 2008 was commensurate with a decrease in our net loss.

Cash Flow Provided by Financing Activities

     Financing activities generated cash of $20,970 for the six month period ended November 30, 2008, compared to generating $24,999 for the six month period ended November 30, 2007. All of the cash generated from financing activities for the six month period ended November 30, 2008 was from short term debt.

Product Research and Development

     We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending November 30, 2009.

Purchase of Significant Equipment

     We do not intend to purchase any significant equipment over the twelve month period ending November 30, 2009.

Off-Balance Sheet Arrangements

     As of November 30, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Foreign Currency Translation

     The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Certain translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Financial instruments

     Our financial instruments consist of cash, accounts payable and accrued liabilities and advances from a related party. The fair values of these financial instruments approximate their carrying values due to the short-term maturity of those instruments. In management’s opinion, we are not exposed to significant interest rate, currency exchange rate or credit risk arising from these financial instruments. We are not party to any derivative instruments.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our President and our Secretary to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of November 30, 2008, the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and our Secretary concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended November 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     We had cash in the amount of $2,997 and a working capital deficit of $96,299 as of November 30, 2008. We anticipate that we may require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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
Date: January 13, 2009

By: /s/ Bryan Markert
Bryan Markert
Secretary, Treasurer and Director
(Principal Financial Officer)
Date: January 13, 2009