Form 10-Q
period 2009-02-28
CAROLYN RIVER PROJECTS LTD.
filed 2009-05-12
CIK 1305452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

54,990,000 common shares issued and outstanding as of May 4, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended February 28, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

February 28, 2009

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	February 28,	May 31,
	2009	2008

ASSETS

Current
Cash	$ 2,979	$ 3,033

	$ 2,979	$ 3,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$ 15,326	$ 12,830

Short term debt	60,171	37,826
Due to related party	31,550	31,550
	107,047	82,206

Shareholders’ Deficit
Common stock
585,000,000 shares authorized, $0.001 par value,
54,990,000 shares issued and outstanding	30,000	30,000
(May 31, 2008 -54,990,000)

Deficit accumulated during the exploration stage	(134,068)	(109,173)
	(104,068)	(79,173)

Total liabilities and stockholders’ deficit	$ 2,979	$ 3,033

The accompanying note is an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months	February 2, 2004
	ended	ended	ended	ended	(Inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2009	2008	2009	2008	2009

Expenses
Accounting and audit fees	$ 4,896	$ 2,885	$ 12,387	$ 11,905	$ 71,391
Bank charges and interest	18	19	54	59	583
Filing fees	775	-	1,924	2,466	9,586
Interest expense	1,375	-	3,335	-	6,357
Legal fees	705	1,500	6,695	12,488	31,455
Mineral property costs	-	-	-	-	12,500
Office and general expenses	-	111	-	436	596
Transfer agent fees	-	25	500	25	1,600

Net Loss	$ (7,769)	$ (4,540)	$ (24,895)	$ (27,379)	$ (134,068)

Net Loss per Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding – Basic and Diluted	54,990,000	54,990,000	54,990,000	54,990,000

The accompanying note is an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended February 28,	Nine months ended February 29,	February 2, 2004 (Inception) to February 28,
	2009	2008	2009

Cash Used in Operating Activities
Net loss	$ (24,895)	$ (27,379)	$ (134,068)
Changes in non cash working capital items
Accounts payable and accrued liabilities	2,496	1,262	15,326
Net Cash Used in Operating Activities	(22,399)	(26,117)	(118,742)

Cash From Financing Activities
Proceeds from sale and issuance of common stock	-	-	30,000
Increase in due to related party	-	24,999	31,550
Short term debt	22,345	-	60,171
Net Cash Provided by Financing Activities	22,345	24,999	121,721

Increase (Decrease) in Cash	(54)	(1,118)	2,979

Cash, Beginning	3,033	4,169	-

Cash, Ending	$ 2,979	$ 3,051	$ 2,979

Supplemental Cash Flow Information
Cash paid for:
Interest	$ -	$	$ -
Income taxes	$ -	$ -	$ -

The accompanying note is an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

February 28, 2009

(Unaudited)	.

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2008, included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2009.

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

For the three month periods ended February 28, 2009 and February 29, 2008

Our interim consolidated financial statements report a net loss of $7,769 for the three month period ended February 28, 2009 as compared to a net loss of $4,540 for the three month period ended February 29, 2008.

During the three months ended February 28, 2009, we incurred expenses of $7,769 compared to $4,540 during the three months ended February 29, 2008. The increase in expenses during the three months ended February 28, 2009 was largely due to increases in accounting and audit fees, filing fees and interest expense.

For the nine month periods ended February 28, 2009 and February 29, 2008

Our interim consolidated financial statements report a net loss of $24,895 for the nine month period ended February 28, 2009 as compared to a net loss of $27,379 for the nine month period ended February 29, 2008. Our accumulated net loss for the period from February 2, 2004, our date of inception, to February 28, 2009 was $134,068.

During the nine months ended February 28, 2009, we incurred expenses of $24,895 compared to $27,379 during the nine months ended February 29, 2008. The decrease in expenses during the nine months ended February 28, 2009 was largely due to decreases in legal fees and filing fees and offset by increases in accounting and audit fees and filing fees.

Liquidity and Capital Resources

We had cash of $2,979 as of February 28, 2009 and a working capital deficit of $104,068. Our total liabilities as of February 28, 2009 were $107,047, as compared to total liabilities of $82,206 as of May 31, 2008. The change was due primarily to increases in short term debt.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended February 28, 2010.

We incurred a loss of $24,895 for the nine month period ended February 28, 2009. As indicated in our annual report on Form 10-KSB for the fiscal year ended May 31, 2008 filed on August 29, 2008, our estimated working capital requirements and projected operating expenses for the twelve month period ending May 31, 2009 are $42,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Cash Flow Used in Operating Activities

Operating activities used cash of $22,399 for the nine month period ended February 28, 2009, compared to using $26,117 for the nine month period ended February 29, 2008. The decrease in cash used during the nine month period ended February 28, 2009 was commensurate with a decrease in our net loss and maintaining a higher balance of accounts payable and accrued liabilities.

Cash Flow Provided by Financing Activities

Financing activities generated cash of $22,345 for the nine month period ended February 28, 2009, compared to generating $24,999 for the nine month period ended February 29, 2008. All of the cash generated from financing activities for the nine month period ended February 28, 2009 was from short term debt.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending February 28, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending February 28, 2010.

Off-Balance Sheet Arrangements

As of February 28, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

As of February 28, 2009, the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and our Secretary concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. We have insufficient resources to adequately ensure that information is reported within the time periods specified in the SEC’s rules and forms. We do not have the funds necessary to cover our projected operating expenses over the next 12 month period. We are seeking to raise additional funds through the issuance of equity securities. There can be no assurance that we will be successful in raising the capital required to continue our operations and comply with our reporting requirements.

There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended February 28, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $2,979 and a working capital deficit of $104,068 as of February 28, 2009. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a material adverse effect upon our company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

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

Date: May 12, 2009

By: /s/ Bryan Markert

Bryan Markert

Secretary, Treasurer and Director

(Principal Financial Officer)

Date: May 12, 2009

CW2482176.2