Form 10-K
period 2009-05-31
CAROLYN RIVER PROJECTS LTD.
filed 2009-08-24
CIK 1305452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 333-119715

CAROLYN RIVER PROJECTS LTD.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2640 Tempe Knoll Drive, North Vancouver, BC	V6C 1V5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 604.908.0233

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,039,350 based on a price of $0.065 per share multiplied by 15,990,000 shares held by non-affiliates.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,990,000 shares of common stock as of August 17, 2009.

PART I

ITEM 1. BUSINESS

          This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the ability of our company to accelerate the development of products we are developing, our ability to out-license such products and our ability to raise sufficient funds for such development, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. For a further description of risk factors that may affect our company, please see Item 1A “Risk Factors” commencing on page 5 of this annual report.

          Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

          In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

          As used in this annual report, and unless otherwise indicated, the terms “we”, “us” and “our” mean Carolyn River Projects Ltd., unless otherwise indicated.

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

          As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the SEC.

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

Competition

          We are a company seeking prospective business opportunities. We compete with other companies for both the acquisition of prospective businesses and the financing necessary to develop such businesses.

Employees

          We currently have no employees, other than our executive officers, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Subsidiaries

          We do not have any subsidiaries.

Intellectual Property

          We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

Risks Related to our Business

          Much of the information included in this annual report includes or is based upon estimates, projections or other forward-looking statements. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

The worldwide macroeconomic downturn may reduce the ability of our company to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire.

          In 2008 and 2009, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these macroeconomic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business.

We have had negative cash flows from operations and if we are not able to obtain further financing, our business operations may fail.

          We had cash in the amount of $2,265 and a working capital deficit of $113,448 as of May 31, 2009. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Risks Associated with Our Common Stock

Trading of our stock may be restricted by the SEC’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our stock.

          The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.

          The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2. PROPERTIES.

Executive Offices

          We do not own any real property. Our principal business offices are located at 2640 Tempe Knoll Drive, North Vancouver, BC. and is currently donated by our president. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move to new premises.

ITEM 3. LEGAL PROCEEDINGS.

          We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder of more than five percent of our common shares, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

          Our common shares were quoted for trading on the OTC Bulletin Board on November 22, 2006 under the symbol “QRMV”. On June 14, 2007 our symbol changed to “PGFT”. On August 24, 2007 our symbol changed to “CRPL”. The following quotations obtained from the OTC Bulletin Board reflect the highs and low bid prices for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions for the periods indicated.

	OTC Bulletin Board
Quarter Ended	High (U.S.$)	Low (U.S.$)
May 31, 2009	$0.0021	$0.00
February 28, 2009	$0.04	$0.00
November 30, 2008	$0.07	$0.00
August 31, 2008	$0.08	$0.00
May 31, 2008	$0.00	$0.00
February 29, 2008	$0.17	$0.07
November 30, 2007	$0.40	$0.06
August 31, 2007	$3.00	$0.00

          We do not have any common stock subject to outstanding options or warrants.

Holders of our Common Stock

          As of August 17, 2009, there were holders of record of our common stock. As of such date, 54,990,000 common shares of our company were issued and outstanding.

          Empire Stock Transfer is the registrar and transfer agent for our common shares. Their address is 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada 89074 (telephone number: 702.818.5898) .

Dividend Policy

          We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

          We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

          We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended May 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

          We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

          Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

          Our audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Results of Operations for the Fiscal Years ended May 31, 2009 and May 31, 2008

          There were no material changes in our results of operations as our results of operations were consistent with past periods. We did not generate or realize any revenues from our business operations and our expenses were related to complying with our obligations as a reporting company under the Exchange Act. These expenses consisted primarily of professional fees relating to the preparation of our financial statements and completion of our annual report, quarterly reports and current reports filings with the SEC.

          During the year ended May 31, 2009, we incurred expenses of $34,275 compared to $38,804 during the year ended May 31, 2008. The decrease in expenses during the year ended May 31, 2009 was primarily due to decreases in legal expenses.

          As of May 31, 2009, our company had cash of $2,265 and a working capital deficit of $113,448. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

1.	$15,000 in connection with our company locating, evaluating and negotiating potential business opportunities;

2.	$30,000 for operating expenses, including professional legal and accounting expenses associated with our company being a reporting issuer under the Exchange Act; and

3.	$10,000 for other expenses, including interest, bank charges and transfer agent fees.

          We will incur additional expenses if we are successful in entering into an agreement to acquire a suitable business opportunity. If we enter into such an agreement, we anticipate that we will require significant funds to develop the business in addition to any acquisition costs. It is not possible to estimate such funding requirements until such time as we enter into a business combination.

Cash Flow Used in Operating Activities

          Operating activities used cash of $19,778 for the year ended May 31, 2009, compared to using cash of $37,162 for the year ended May 31, 2008. The decrease in cash used during the year ended May 31, 2009 was primarily attributable to a decrease in our net loss and an increase in amounts payable and accrued liabilities.

Cash Flow Provided by Financing Activities

          Financing activities provided cash of $19,010 for the year ended May 31, 2009 compared to providing cash of $36,026 for the year ended May 31, 2008. The cash provided for the years ended May 31, 2009 and May 31, 2008 was from short-term debt.

Liquidity and Capital Resources

          We had cash of $2,265 and current liabilities of $115,713 as of May 31, 2009. We had working capital of $113,448 as of May 31, 2009.

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

          We require a minimum of approximately $55,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $2,265 and a working capital deficit in the amount of $113,448 as of May 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Off-Balance Sheet Arrangements

          As of May 31, 2009, our company had no off-balance sheet arrangements, including outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Going Concern

          Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our annual financial statements for the year ended May 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

Application of Critical Accounting Policies

Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by our company may differ materially from our company’s estimates. To the extent there are material differences, future results may be affected.

Foreign Currency Translation

          Our company’s functional currency is the United States Dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations.

Loss Per Share

          Basic earnings (loss) per share includes no dilution and is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of our company. Because our company does not have any potentially dilutive securities diluted earnings (loss) per share is equal to basic earnings (loss) per share.

Stock Based Compensation

          Our company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Other Comprehensive Income

          SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended May 31, 2009 and 2008, there are no items that cause comprehensive loss to be different from net loss.

Income Taxes

          In accordance with SFAS No. 109 “Accounting for Income Taxes” our company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2009 our company had net operating loss carry forwards, however, due to the uncertainty of realization, our company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes; prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our company adopted the provisions of FIN 48 on June 1, 2007. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an no impact on our company’s financial position and did not result in any unrecognized tax benefits being recorded.

Financial Instruments

          The fair value of our company’s financial instruments consisting of cash, accounts payable, short term debt and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Recent Accounting Pronouncements

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

          Other accounting pronouncements issued by the FASB with future effective dates are either not applicable or are not expected to be significant to the financial statements of our company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2009

To the Stockholders and Board of Directors of Carolyn River Projects Ltd.

We have audited the accompanying balance sheets of Carolyn River Project Ltd. (a development stage company) as of May 31, 2009 and 2008 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and the period from February 2, 2004 (Inception) to May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Carolyn River Projects Ltd. as of May 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from February 2, 2004 (Inception) to May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
July 30, 2009

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
BALANCE SHEETS

		May 31,	May 31,
		2009	2008

ASSETS

Current
Cash		$2,265	$3,033

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$	$
Short term debt (Note 3)		61,546	37,826
Due to related party (Note 4)		31,550	31,550
		115,713	82,206

Stockholders’ deficit
Common stock (Note 5)
Authorized:
585,000,000 common shares, par value $0.001 per share
Issued and outstanding:
54,990,000 common shares (May 31, 2008 –		30,000	30,000
54,990,000)
Deficit accumulated during the development stage		(143,448)	(109,173)
		(113,448)

		$2,265	$3,033

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period from
			February 2, 2004
			(Date of
	Year Ended	Year Ended	Inception) to
	May 31, 2009	May 31, 2008	May 31, 2009

Expenses
Accounting and audit	$17,693	$17,890	$76,697
Bank charges and interest	74	77	603
Filing	2,124	2,466	9,786
Interest	4,710		7,732
Legal	9,174	16,110	33,934
Mineral property costs	-		12,500
Office and general	-	436	596
Transfer agent fees	500	25	1,600

Net loss	$(34,275)	$(38,804)	$(143,448)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding - basic and diluted	54,990,000	54,990,000

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			February 2, 2004
	Year Ended	Year Ended	(Inception) to
	May 31, 2009	May 31, 2008	May 31, 2009

Cash flows from operating activities
Net loss	$(34,275)	$(38,804)	$(143,448)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accrued interest	4,710	1,800	6,510
Changes in non cash working capital items:
Accounts payable and accrued liabilities	9,787	(158)	22,617
Net cash used in operating activities	(19,778)	(37,162)	(114,321)

Cash flows from financing activities
Proceeds from sale and issuance of common stock	-	-	30,000
Advances from related party	-	-	31,550
Short-term debt	19,010	36,026	55,036
Net cash provided by financing activities	19,010	36,026	116,586

Net increase (decrease) in cash	(768)	(1,136)	2,265

Cash, beginning	3,033	4,169	-

Cash, ending	$2,265	$3,033	$2,265

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$1,222
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
February 2, 2004 (Inception) to May 31, 2009

			Deficit
			Accumulated
	Number of		During the
	Common	Common	Development
	Shares	Shares	Stage	Total

Common stock issued for cash
at $0.001 per share, February
2004	39,000,000	$5,000	$-	$5,000
Common stock issued for cash
at $0.001 per share, March
2004	15,600,000	20,000	-	20,000
Common stock issued for cash
at $0.013 per share, April 2004	390,000	5,000	-	5,000
Net loss	-	-	(14,547)	(14,547)
Balance, May 31, 2004	54,990,000	30,000	(14,547)	15,453
Net loss	-	-	(15,553)	(15,553)
Balance, May 31, 2005	54,990,000	30,000	(30,100)	(100)
Net loss	-	-	(22,033)	(22,033)
Balance, May 31, 2006	54,990,000	30,000	(52,133)	(22,133)
Net loss	-	-	(18,236)	(18,236)
Balance, May 31, 2007	54,990,000	30,000	(70,369)	(40,369)
Net loss	-	-	(38,804)	(38,804)
Balance, May 31, 2008	54,990,000	30,000	(109,173)	(79,173)
Net loss	-	-	(34,275)	(34,275)

Balance, May 31, 2009	54,990,000	$30,000	$(143,448)	$(113,448)

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 2, 2004 as Quorum Ventures, Inc. The Company’s fiscal year end is May 31. Effective June 15, 2007, the Company completed a merger with its subsidiary Parmasters Golf Training Centers, Inc. As a result, the Company’s name was changed from “Quorum Ventures, Inc.” to “Parmasters Golf Training Centers, Inc.”. Effective August 24, 2007, the Company completed a merger with its subsidiary, Carolyn River Projects Ltd. As a result, the Company’s name was changed from “Parmasters Golf Training Centers, Inc.” to “Carolyn River Projects Ltd.”

The Company is a development stage company. It is currently seeking opportunities to acquire prospective or existing mineral properties or is seeking business opportunities with established business entities for the merger of a target business with the Company.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2009, the Company has not yet achieved profitable operations and has accumulated a deficit of $143,448. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

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
MAY 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are readily apparent from other sources. The actual results experienced by the Company may differ materially from the Company’s estimates. To the extent there are material differences, future results may be affected.

Foreign Currency Translation

The Company’s functional currency is the United States Dollar. In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in the results of operations.

Loss Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities diluted earnings (loss) per share is equal to basic earnings (loss) per share.

Stock Based Compensation

The Company has not adopted a stock option plan and therefore has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Other Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended May 31, 2009 and 2008, there are no items that cause comprehensive loss to be different from net loss.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Income Taxes

In accordance with SFAS No. 109 “Accounting for Income Taxes” the Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2009 the Company had net operating loss carry forwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes; prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return; and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on June 1, 2007. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an no impact on the Company’s financial position and did not result in any unrecognized tax benefits being recorded.

Financial Instruments

The fair value of the Company’s financial instruments consisting of cash, accounts payable, short term debt and amounts due to related party approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Recent Accounting Pronouncements – Cont’d

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Other accounting pronouncements issued by the FASB with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3. SHORT-TERM DEBT

During the year ended May 31, 2008, the Company arranged a credit facility with a lender for an amount up to $100,000. At May 31, 2009, the Company has a balance owing to the lender in the amount of $61,546 (2008: $37,826) including total accrued interest of $6,510 (2008: $1,800). The amount is unsecured, bears an interest rate of 10% per annum and payable on demand.

4. DUE TO RELATED PARTY

The Company has a balance owing to a director in the amount of $31,550 as at May 31, 2009 (2008: $31,550). The amount is non-interest bearing, unsecured, with no stated terms of repayment. The related party transactions are measured at the exchange amount, which represent the amounts agreed to between the related parties.

5. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 585,000,000 shares with a par value of one tenth of one cent ($0.001) per share.

At May 31, 2009, there were no outstanding stock options or warrants.

Effective June 11, 2007, the Company completed a seven point eight (7.8) for one (1) forward stock split of its authorized, issued and outstanding common stock. As a result, the Company’s authorized share capital increased from 75,000,000 shares of common stock with a par value of $0.001 per share to 585,000,000 shares of common stock with a par value of $0.001 per share. The Company’s issued and outstanding share capital increased from 7,050,000 shares of common stock to 54,990,000 shares of common stock. All share and per share information in these financial statements has been retro-actively restated for all periods presented to give effect of this stock split.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2009

6. INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision are as follows:

	2009	2008

Loss before income taxes	$(34,275)	$(38,804)
Statutory tax rate	35%	35%

Expected recovery of income taxes computed at standard rates	11,996	13,581
Unrecognized non capital loss carry-forward	(11,996)	(13,581)

Income tax provision	$-	$-

The Company’s deferred tax asset is as follows:

	2009	2008

Deferred tax asset:
Non capital losses carry forward	$(50,050)	$(37,581)
Less: Valuation allowances	(50,050)	(37,581)

Net deferred tax asset	$-	$-

The Company has available net operating loss carry forwards of approximately $143,000 (2008: $107,000) for tax purposes to offset future taxable income, which expires beginning 2024. The potential deferred tax benefits of these losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

The Company has not filed income tax returns since inception in the United Stated and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

          As required by SEC Rule 13a-15, our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

          In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

          Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2009.

          This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

          As at August 17, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Steven Bolton	President, Chief Executive Officer and Director	41	February 2, 2004
Bryan Markert	Secretary, Treasurer and Director	42	February 2, 2004

Business Experience

          The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

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

Directorships

          None of our directors are either board members or officers of any publically traded companies worldwide.

Significant Employees

          We have no significant employees other than our officers and directors.

Family Relationships

          There are no family relationships among our directors or officers.

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

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

          Our board of directors struck an audit committee on August 20, 2009. As of this date, Steve Bolton and Bryan Markert, both of our current directors, were appointed as the members of the audit committee. Neither Steve Bolton and Bryan Markert are independent as defined by Rule 5605 of the Nasdaq Listing Rules or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on August 20, 2009.

Audit Committee Financial Expert

          Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, nor do we have a board member that qualifies as an “independent director” as defined by Rule 5605 of the Nasdaq Listing Rules.

          Prior to appointing the audit committee on August 20, 2009, the functions of the audit committee were performed by our board of directors. Due to our very limited operations, we believe that our board of directors was, and our audit committee will be, capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

          As of August 17, 2009, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

          On August 20, 2009, our company’s board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company’s president, secretary and treasurer (being our principal executive officer) and our company’s chief financial officer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;

4.	the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

5.	accountability for adherence to the Code of Ethics and Business Conduct.

          Our Code of Ethics and Business Conduct requires, among other things, that all of our company’s personnel shall be accorded full access to our president, secretary and treasurer and our chief financial officer with respect to any matter which may arise relating to the Code of Ethics and Business Conduct. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Ethics and Business Conduct by our president, secretary and treasurer or our chief financial officer.

          In addition, our Code of Ethics and Business Conduct emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president, secretary and treasurer. If the incident involves an alleged breach of the Code of Ethics and Business Conduct by the president, secretary and treasurer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Ethics and Business Conduct.

          Our Code of Ethics and Business Conduct is filed as Exhibit 14.1 to this annual report on Form 10-K. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Carolyn River Projects Ltd., of 2640 Tempe Knoll Drive, North Vancouver, British Columbia Canada V6C 1V5.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Steve Bolton	2(1)	2(1)	2(1)
Bryan Markert	2(1)	2(1)	2(1)

(1)	The named directors failed to file a Form 3 and Schedule 13D upon their acquisition of shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION.

          The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended May 31, 2009, who we will collectively refer to as our named executive officers of our company for the years ended May 31, 2009 and 2008, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Summary Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Steven Bolton President, Chief Executive Officer and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Compensation Discussion and Analysis

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

Outstanding Equity Awards at Fiscal Year-End

          As at May 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Directors Compensation

          We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended May 31, 2009, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Pension and Retirement Plans

          Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          As of August 17, 2009, there were 54,990,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Steve Bolton 2118 Eastern Avenue, Suite 5, North Vancouver, B.C., Canada	19,500,000	35.46%
Common Stock	Bryan Markert 722 East 6th Street, North Vancouver B.C., Canada	19,500,000	35.46%
Directors and Executive Officers as a Group (2 persons)		39,000,000	70.92%

(1)

Based on 54,990,000 shares of common stock issued and outstanding as of August 17, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

          We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

          Our Company does not currently have a stock option plan or other form of equity plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended May 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

          As at May 31, 2009, an amount of $31,550 is owing to a director of our company. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

Corporate Governance

Director Independence

          We currently act with two directors consisting of Steve Bolton and Bryan Markert. Neither of our directors are independent directors as defined in Rule 5605 of the Nasdaq Listing Rules.

Audit Committee

          Our board of directors struck an audit committee on August 20, 2009. As of this date, Steve Bolton and Bryan Markert, both of our current directors, were appointed as the members of the audit committee.

Compensation Committee – Compensation Committee Interlocks and Insider Participation

          Our board of directors acts as our compensation committee. We believe that striking a compensation committee and appointing additional independent directors to such committee would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date. None of our directors that comprise our board of directors, are independent as defined by Rule 5605 of the Nasdaq Listing Rules. Our board of directors’ responsibilities in acting as our compensation committee is to oversee our company’s compensation and benefit plans, including our compensation plan. Our board of directors also monitors and evaluates matters relating to the compensation and benefits structure of our company. Our company has not adopted a Compensation Committee Charter.

Compensation Committee Report

          The board of directors, acting as our company’s compensation committee, has reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussion, the board of directors, acting as our compensation committee, recommended to the board of directors that the Compensation Discussion and Analysis be included in our company’s annual report.

Steven Bolton
Bryan Markert

Transactions with Independent Directors

          None of our independent directors entered into any transaction, relationship or arrangement during the year ended May 31, 2009 that was considered by our board of directors in determining whether the director maintained his independence in accordance with Rule 5605 of the Nasdaq Listing Rules.

National Instrument 52-110

          We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, none of our directors are independent directors. For a description of the education and experience of our audit committee members that is relevant to the performance of their respective responsibilities as audit committee members, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”. Neither audit committee member is “financially literate”, as defined in National Instrument 52-110.

          Prior to our company appointing an audit committee on August 20, 2009, our board of directors performed the functions of the audit committee. Our board of directors, acting as the audit committee, were responsible for reviewing both interim and annual financial statements for our company. For the purposes of performing their duties, our board of directors, acting as the audit committee, had the right at all times, to inspect all the books and financial records of our company and any subsidiaries and to discuss with management and the external auditors of our company any accounts, records and matters relating to the financial statements of our company. Our board of directors, acting as the audit committee, have met and will meet periodically with management and annually with the external auditors.

          Since the commencement of our company’s most recently completed financial year, our company’s board of directors, acting as our audit committee, has not failed to nominate or compensate an external auditor.

          Since the commencement of our company’s most recently completed financial year, our company has not relied on the exemptions contained in sections 2.4 or 8 of National Instrument 52-110. Section 2.4 (De Minimis Non-audit Services) provides an exemption from the requirement that the audit committee must pre-approve all non-audit services to be provided by the auditor, where the total amount of fees related to the non-audit services are not expected to exceed 5% of the total fees payable to the auditor in the fiscal year in which the non-audit services were provided. Section 8 (Exemptions) permits a company to apply to a securities regulatory authority for an exemption from the requirements of National Instrument 52-110 in whole or in part.

          Commensurate with the appointment of the audit committee on August 20, 2009, the board of directors adopted its charter for the audit committee, which sets out specific policies and procedures for the engagement of non-audit services. A copy of our company’s Audit Committee Charter is filed as an exhibit to this annual report.

National Instrument 58-101

          We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

          Our board of directors currently acts with two members consisting of Steve Bolton and Bryan Markert. We have determined that neither of our directors are independent as that term is defined in National Instrument 52-110 due to the fact that Mr. Bolton is our president and chief executive officer and Mr. Markert is our secretary and treasurer.

          If and when our operations warrant, we will retain independent directors. At such time, our board of directors intends to facilitate its exercise of independent supervision over management by endorsing the guidelines for responsibilities of the board as set out by regulatory authorities on corporate governance in Canada and the United States. Our board’s primary responsibilities will be to supervise the management of our company, to establish an appropriate corporate governance system, and to set a tone of high professional and ethical standards.

The board will also be responsible for:

  selecting and assessing members of the board;

  choosing, assessing and compensating the president, secretary and treasurer of our company, approving the compensation of all executive officers and ensuring that an orderly management succession plan exists;

  reviewing and approving our company’s strategic plan, operating plan, capital budget and financial goals, and reviewing its performance against those plans;

  adopting a code of conduct and a disclosure policy for our company, and monitoring performance against those policies;

  ensuring the integrity of our company’s internal control and management information systems;

  approving any major changes to our company’s capital structure, including significant investments or financing arrangements; and

  reviewing and approving any other issues which, in the view of the board or management, may require board scrutiny.

Directorships

          Our directors are not currently directors of any other reporting issuers (or the equivalent in a foreign jurisdiction).

Orientation and Continuing Education

          We have an informal process to orient and educate new recruits to the board regarding their role on the board, our committees and our directors, as well as the nature and operations of our business. This process provides for an orientation with key members of the management staff, and further provides access to materials necessary to inform them of the information required to carry out their responsibilities as a board member. This information includes the most recent board approved budget, the most recent annual report, the audited financial statements and copies of the interim quarterly financial statements.

          The board does not provide continuing education for its directors. Each director is responsible to maintain the skills and knowledge necessary to meet his obligations as director.

Nomination of Directors

          The board is responsible for identifying new director nominees. In identifying candidates for membership on the board, the board takes into account all factors it considers appropriate, which may include strength of character, mature judgment, career specialization, relevant technical skills, diversity and the extent to which the candidate would fill a present need on the board. As part of the process, the board, together with management, is responsible for conducting background searches, and is empowered to retain search firms to assist in the nominations process. Once candidates have gone through a screening process and met with a number of the existing directors, they are formally put forward as nominees for approval by the board.

Assessments

          The board intends that individual director assessments be conducted by other directors, taking into account each director’s contributions at board meetings, service on committees, experience base, and their general ability to contribute to one or more of our company’s major needs. However, due to our stage of development and our need to deal with other urgent priorities, the board has not yet implemented such a process of assessment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

          The aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the fiscal years ended May 31, 2009 and 2008 were $7,000 and $6,500 respectively.

Audit Related Fees

          For the fiscal years ended May 31, 2009 and 2008, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $6,000 and $6,000 respectively.

Tax Fees

          For the fiscal years ended May 31, 2009 and 2008, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil respectively.

All Other Fees

          We did not incur any other fees, other than described above, during the years ended May 31, 2009 and 2008.

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

          The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

          The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

14.1*	Code of Ethics and Business Conduct
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Audit Committee Charter

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLYN RIVER PROJECTS LTD.

By: /s/ Steve Bolton
Steve Bolton
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 20, 2009

By: /s/ Bryan Markert
Bryan Markert
Secretary, Treasurer and Director
(Principal Financial Officer and Principal
Accounting Officer)
Date: August 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steve Bolton
Steve Bolton
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: August 20, 2009

By: /s/ Bryan Markert
Bryan Markert
Secretary, Treasurer and Director
(Principal Financial Officer and Principal
Accounting Officer)
Date: August 20, 2009