Form 10-Q
period 2009-08-31
CAROLYN RIVER PROJECTS LTD.
filed 2009-09-29
CIK 1305452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

54,990,000 common shares issued and outstanding as of September 22, 2009.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended August 31, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2009

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	August 31,	May 31,
	2009	2009

ASSETS

Current
Cash	$ 175	$ 2,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$ 19,110	$ 22,617
Short term debt	66,766	61,546
Due to related party	43,550	31,550
	129,426	115,713

Stockholders’ Deficit
Common stock
585,000,000 shares authorized, $0.001 par value,
54,990,000 shares issued and outstanding	30,000	30,000
(May 31, 2009 - 54,990,000)
Deficit accumulated during the development stage	(159,251)	(143,448)
	(129,251)	(113,448)

	$ 175	$ 2,265

The accompanying note is an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative
			from
	Three months	Three months	February 2, 2004
	ended	ended	(Inception) to
	August 31,	August 31,	August 31,
	2009	2008	2009

Expenses
Accounting and audit	$ 5,758	$ 5,266	$ 82,455
Bank charges and interest	64	18	667
Filing	4,032	676	13,818
Interest expense	1,470	900	9,202
Legal	4,479	2,985	38,413
Mineral property costs	-	-	12,500
Office and general	-	-	596
Transfer agent fees	-	-	1,600

Net Loss	$ (15,803)	$ (9,845)	$ (159,251)

Net Loss per Share - Basic and Diluted	$ (0.00)	$ (0.00)

Weighed Average Number of Shares Outstanding – Basic and Diluted	54,990,000	54,990,000

The accompanying note is an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			from
	Three months	Three months	February 2, 2004
	ended	ended	(Inception) to
	August 31,	August 31,	August 31,
	2009	2008	2009

Cash Used in Operating Activities
Net loss	$ (15,803)	$ (9,845)	$ (159,251)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	1,470	900	7,980
Changes in non cash working capital items
Accounts payable and accrued liabilities	(3,507)	8,927	19,110
Net Cash Used in Operating Activities	(17,840)	(18)	(132,161)

Cash From Financing Activities
Proceeds from sale and issuance of common stock	-	-	30,000
Advances from related party	12,000	-	43,550
Short term debt	3,750	-	58,786
Net Cash Provided by Financing Activities	15,750	-	132,336

Increase (Decrease) in Cash	(2,090)	(18)	175

Cash, Beginning	2,265	3,033	-

Cash, Ending	$ 175	$ 3,015	$ 175

Supplemental Cash Flow Information
Cash paid for:
Interest	$ -	$ -	$ 1,222
Income taxes	$ -	$ -	$ -

The accompanying note is an integral part of these interim financial statements.

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.

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

For the three month periods ended August 31, 2009 and August 31, 2008

Our interim consolidated financial statements report a net loss of $15,803 for the three month period ended August 31, 2009 as compared to a net loss of $9,845 for the three month period ended August 31, 2008.

During the three months ended August 31, 2009, we incurred expenses of $15,803 compared to $9,845 during the three months ended August 31, 2008. The increase in expenses during the three months ended August 31, 2009 was largely due to increases in accounting and audit fees, legal fees, filing fees and interest expense.

Liquidity and Capital Resources

We had cash of $175 as of August 31, 2009 and a working capital deficit of $129,251. Our total liabilities as of August 31, 2009 were $129,426, as compared to total liabilities of $115,713 as of May 31, 2009. The change was due primarily to increases in amounts due to related parties and short term debt.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended August 31, 2010. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Cash Flow Used in Operating Activities

Operating activities used cash of $17,840 for the three month period ended August 31, 2009, compared to using $18 for the three month period ended August 31, 2008. The increase in cash used during the three month period ended August 31, 2009 was commensurate with an increase in our net loss and maintaining a higher balance of accrued interest and a lower balance of accounts payable and accrued liabilities.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $15,750 for the three month period ended August 31, 2009, compared to $Nil for the three month period ended August 31, 2008. The cash provided from financing activities for the three month period ending August 31, 2009 was from advances from a related party and short term debt.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending August 31, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending August 31, 2010.

Off-Balance Sheet Arrangements

As of August 31, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our executive officers, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

As of August 31, 2009, the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and our Secretary concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. We have insufficient resources to adequately ensure that information is reported within the time periods specified in the SEC’s rules and forms. We do not have the funds necessary to cover our projected operating expenses over the next 12 month period. We are seeking to raise additional funds through the issuance of equity securities. There can be no assurance that we will be successful in raising the capital required to continue our operations and comply with our reporting requirements.

There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended August 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $175 and a working capital deficit of $129,251 as of August 31, 2009. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Date: September 29, 2009

By: /s/ Bryan Markert

Bryan Markert

Secretary, Treasurer and Director

(Principal Financial Officer)

Date: September 29, 2009

CW2892967.2