Form 10-Q
period 2009-11-30
CAROLYN RIVER PROJECTS LTD.
filed 2010-01-14
CIK 1305452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   [X]   No   [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

54,990,000 common shares issued and outstanding as of December 22, 2009.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended November 30, 2009 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

November 30, 2009

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30,	May 31,
	2009	2009

ASSETS

Current
Cash	$157	$2,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$26,595	$22,617
Short term debt	-	61,546
Due to related party	43,550	31,550
	70,145	115,713

Shareholders’ Deficit
Common stock
585,000,000 shares authorized, $0.001 par value,
54,990,000 shares issued and outstanding	30,000	30,000
(May 31, 2009 -54,990,000)
Deficit accumulated during the exploration stage	(99,988)	(143,448)
	(69,988)	(113,448)

	$157	$2,265

The accompanying note is an integral part of these financial statements.

                                        CAROLYN RIVER PROJECTS LTD.
                                        (A Development Stage Company)
                                        STATEMENTs OF OPERATIONS
                                        (Unaudited)

	Three months	Three months	Six months	Six months	February 2, 2004
	ended	ended	ended	ended	(Inception) to
	November 30,	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008	2009

Expenses
Accounting and audit fees	$3,760	$2,225	$9,518	$7,491	$86,215
Bank charges and interest	18	18	82	36	685
Filing fees	425	472	4,457	1,149	14,243
Interest expense	-	1,060	1,470	1,960	9,202
Legal fees	3,300	3,005	7,779	5,990	41,713
Mineral property costs	-	-	-	-	12,500
Office and general expenses	-	-	-	-	596
Transfer agent fees	-	500	-	500	1,600

Loss from operations	(7,503)	(7,280)	(23,306)	(17,126)	(166,754)

Other items
Forgiveness of debt	66,766	-	66,766	-	66,766

Net Income (Loss)	$59,263	$(7,280)	$43,460	$(17,126)	$(99,988)

Net Earnings (Loss) per Share, Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Shares Outstanding – Basic and Diluted	54,990,000	54,990,000	54,990,000	54,990,000

The accompanying note is an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended November 30,	Six months ended November 30,	February 2, 2004 (Inception) to November 30,
	2009	2008	2009

Cash Used in Operating Activities
Net income (loss)	$43,460	$(17,126)	$(99,988)
Adjustment to reconcile net loss to net cash used in operating activities
Accrued interest	1,470	1,960	7,980
Gain on forgiveness of debt	(66,766)	-	(66,766)
Changes in non cash working capital items
Accounts payable and accrued liabilities	3,978	(3,880)	26,595
Net Cash Used in Operating Activities	(17,858)	(19,046)	(132,179)

Cash From Financing Activities
Proceeds from sale and issuance of common stock	-	-	30,000
Increase in due to related party	12,000	-	43,550
Short term debt	3,750	19,010	58,786
Net Cash Provided by Financing Activities	15,750	19,010	132,336

Increase (Decrease) in Cash	(2,108)	(36)	157

Cash, Beginning	2,265	3,033	-

Cash, Ending	$157	$2,997	$157

Supplemental Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying note is an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009
(Unaudited)

Note 1             Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.

Note 2            Short Term Debt

During the year ended May 31, 2008, the Company arranged a credit facility with a lender for an amount up to $100,000.  During the six months ended November 30, 2009, the lender has forgiven all principal and interest accrued in the amount of $66,766, including total accrued interest of $7,980 (May 31, 2009: $6,510).

Note 3            Subsequent Events

The Company have evaluated subsequent events through January 13, 2010, the date of issuance of the unaudited interim financial statements, and did not have any material recognizable subsequent events.

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

For the three month periods ended November 30, 2009 and November 30, 2008

Our interim consolidated financial statements report net income of $59,263 for the three month period ended November 30, 2009 as compared to a net loss of $7,280 for the three month period ended November 30, 2008.  We reported net income during the period ended November 30, 2009, due to the forgiveness of debt owed by our company.

During the three months ended November 30, 2009, we incurred expenses of $7,503 compared to $7,280 during the three months ended November 30, 2008.  The increase in expenses during the three months ended November 30, 2009 was largely due to increases in accounting and audit fees, legal fees and filing fees which were offset by a decrease in interest expense.

For the six month periods ended November 30, 2008 and November 30, 2007

Our interim consolidated financial statements report a net income of $43,460 for the six month period ended November 30, 2009 as compared to a net loss of $17,126 for the six month period ended November 30, 2008.  Our accumulated net losses for the period from February 2, 2004, our date of inception, to November 30, 2009 was $99,988.

During the six months ended November 30, 2009, we incurred expenses of $23,306 compared to $17,126 during the six months ended November 30, 2008.  The increase in expenses during the six months ended November 30, 2009 was largely due to increases in accounting and audit fees, filing fees and legal fees which were offset by a decrease in interest expense.

Liquidity and Capital Resources

We had cash of $157 as of November 30, 2009 and a working capital deficit of $69,988.  Our total liabilities as of November 30, 2009 were $70,145, as compared to total liabilities of $115,713 as of May 31, 2009.  The decrease in liabilities was primarily due to the reduction of short-term debt, which was offset by an increase in amounts due to related parties.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended November 30, 2010.  As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Cash Flow Used in Operating Activities

Operating activities used cash of $17,858 for the six month period ended November 30, 2009, compared to using $19,046 for the six month period ended November 30, 2008.  The decrease in cash used during the six month period ended November 30, 2009 was commensurate with our net income as a result of the forgiveness of debt.

Cash Flow Provided by Financing Activities

Financing activities provided cash of $15,750 for the six month period ended November 30, 2009, compared to $19,010 for the six month period ended November 30, 2008.  The cash provided from financing activities for the six month period ending November 30, 2009 was from advances from a related party and short term debt.

Product Research and Development

We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending November 30, 2010.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending November 30, 2010.

Off-Balance Sheet Arrangements

As of November 30, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our executive officer, and we do not expect to hire any employees in the foreseeable future.  We presently conduct our business through agreements with consultants and arms-length third parties.

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

As of November 30, 2009, the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our President and our Secretary concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.  We have insufficient resources to adequately ensure that information is reported within the time periods specified in the SEC’s rules and forms.  We do not have the funds necessary to cover our projected operating expenses over the next 12 month period.  We are seeking to raise additional funds through the issuance of equity securities.  There can be no assurance that we will be successful in raising the capital required to continue our operations and comply with our reporting requirements.

There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended November 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We had cash in the amount of $157 and a working capital deficit of $69,988 as of November 30, 2009.  We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination.  Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months.  We may be required to raise additional financing for a particular business combination or business opportunity.  We would likely secure any additional financing necessary through a private placement of our common shares.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

On December 24, 2009, Bryan Markert resigned as our secretary, treasurer, chief financial officer and a director of our company.  on that same date we appointed our Steve Bolton, our president and chief executive officer, as our secretary, treasurer and chief financial officer.

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

31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*
Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLYN RIVER PROJECTS LTD.

By:  /s/ Steve Bolton
Steve Bolton
President, Chief Executive Officer, Secretary,
Treasurer, Chief Financial Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

Date: January 13, 2009