Form 10-Q
period 2010-02-28
CAROLYN RIVER PROJECTS LTD.
filed 2010-04-09
CIK 1305452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Yes[X]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

54,990,000 common shares issued and outstanding as of April 7, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          It is the opinion of management that the interim financial statements for the quarter ended February 28, 2010 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

February 28, 2010

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	February 28,	May 31,
	2010	2009

ASSETS

Current
Cash	$-	$2,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$11,331	$22,617
Short term debt (Note 2)	-	61,546
Due to related party	66,550	31,550
	77,881	115,713

Shareholders’ Deficit
Common stock 585,000,000 shares authorized, $0.001 par value, 54,990,000 shares issued and outstanding (May 31, 2009 -54,990,000)	30,000	30,000
Deficit accumulated during the development stage	(107,881)	(143,448)
	(77,881)	(113,448)

	$-	$2,265

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	Three months	Three months	Nine months	Nine months	February 2, 2004
	ended	ended	ended	ended	(Inception) to
	February 28,	February 28,	February 28,	February 28,	February 28,
	2010	2009	2010	2009	2010

Expenses
Accounting and audit fees	$3,296	$4,896	$12,814	$12,387	$89,511
Bank charges and interest	27	18	109	54	712
Filing fees	573	775	5,030	1,924	14,816
Interest expense	-	1,375	1,470	3,335	9,202
Legal fees	3,677	705	11,456	6,695	45,390
Mineral property costs	-	-	-	-	12,500
Office and general expenses	320	-	320	-	916
Transfer agent fees	-	-	-	500	1,600

Loss from Operation	(7,893)	(7,769)	(31,199)	(24,895)	(174,647)

Other Items
Forgiveness of debt	-	-	66,766	-	66,766
	$(7,893)	$(7,769)	$35,567	$(24,895)	$(107,881)

Net Earnings (Loss) per Share - Basic and Diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted Average Number of Shares Outstanding – Basic and Diluted	54,990,000	54,990,000	54,990,000	54,990,000

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Nine months	Nine months	February 2, 2004
	ended	ended	(Inception) to
	February 28,	February 28,	February 28,
	2010	2009	2010

Cash Used in Operating Activities
Net income (loss)	$35,567	$(24,895)	$(107,881)
Adjustment to reconcile net loss to net used in operating activities
Accrued interest	1,470	-	7,980
Gain on forgiveness of debt	(66,766)	-	(66,766)
Changes in non cash working capital items
Accounts payable and accrued liabilities	(11,286)	2,496	11,331
Net Cash Used in Operating Activities	(41,015)	(22,399)	(155,336)

Cash From Financing Activities
Proceeds from sale and issuance of common stock	-	-	30,000
Increase in due to related party	35,000	-	66,550
Short term debt	3,750	22,345	58,786
Net Cash Provided by Financing Activities	38,750	22,345	155,336

Decrease in Cash	(2,265)	(54)	-

Cash, Beginning	2,265	3,033	-

Cash, Ending	$-	$2,979	$-

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2010.

The Company has evaluated subsequent events through its financial statement filing date.

Note 2	Short Term Debt

During the year ended May 31, 2008, the Company arranged a credit facility with a lender for an amount up to $100,000. During the nine months ended February 28, 2010, the lender has forgiven all principal and interest accrued in the amount of $66,766, including total accrued interest of $7,980 (May 31, 2009: $6,510).

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

For the three month periods ended February 28, 2010 and February 28, 2009

          Our interim financial statements report a net loss of $7,893 for the three month period ended February 28, 2010 as compared to a net loss of $7,769 for the three month period ended February 28, 2009.

          During the three months ended February 28, 2010, we incurred expenses of $7,893 compared to $7,769 during the three months ended February 28, 2009. The increase in expenses during the three months ended February 28, 2010 was largely due to increases in legal fees and office and general expenses and offset by decreases in accounting and audit fees, filing fees and interest expense.

For the nine month periods ended February 28, 2010 and February 28, 2009

          Our interim financial statements report a net income of $35,567 for the nine month period ended February 28, 2010 as compared to a net loss of $24,895 for the nine month period ended February 28, 2009. Our net income for the nine months ended February 28, 2010 resulted from the forgiveness of short term debt in the amount of $66,766. Our accumulated net loss for the period from February 2, 2004, our date of inception, to February 28, 2010 was $107,881.

          During the nine months ended February 28, 2010, we incurred expenses of $31,199 compared to $24,895 during the nine months ended February 29, 2010. The increase in expenses during the nine months ended February 29, 2010 was largely due to increases in accounting and audit fees, legal fees, filing fees and office and general expenses and offset by decreases in interest expense and transfer agent fees.

Liquidity and Capital Resources

          We had no cash as of February 28, 2010 and a working capital deficit of $77,881. Our total liabilities as of February 28, 2010 were $77,881, as compared to total liabilities of $115,713 of May 31, 2009. The change was due primarily to a decrease in accounts payable and accrued liabilities, the forgiveness of short term debt and an increase in amounts due to a related party.

          To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period ended February 28, 2011.

          We incurred income of $35,567 for the nine month period ended February 28, 2010 due the forgiveness of short term debt. As indicated in our annual report on Form 10-K for the fiscal year ended May 31, 2009 filed on August 24, 2009, our estimated working capital requirements and projected operating expenses for the twelve month period ending May 31, 2010 are $55,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Cash Flow Used in Operating Activities

          Operating activities used cash of $41,015 for the nine month period ended February 28, 2010, compared to using $22,399 for the nine month period ended February 28, 2009. The increase in cash used during the nine month period ended February 28, 2010 was commensurate with an adjustment on the gain on forgiveness of debt offset by net income.

Cash Flow Provided by Financing Activities

          Financing activities generated cash of $38,750 for the nine month period ended February 28, 2010, compared to generating $22,345 for the nine month period ended February 28, 2009. All of the cash generated from financing activities for the nine month period ended February 28, 2010 was from short term debt and advances from a related party.

Product Research and Development

          We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending February 28, 2011.

Purchase of Significant Equipment

          We do not intend to purchase any significant equipment over the twelve month period ending February 28, 2011.

Off-Balance Sheet Arrangements

          As of February 28, 2010, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

          We currently have no employees, other than our executive officers, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

          Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No.168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.

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

          As of February 28, 2010, the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and our Secretary concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. We have insufficient resources to adequately ensure that information is reported within the time periods specified in the SEC’s rules and forms. We do not have the funds necessary to cover our projected operating expenses over the next 12 month period. We are seeking to raise additional funds through the issuance of equity securities. There can be no assurance that we will be successful in raising the capital required to continue our operations and comply with our reporting requirements.

          There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended February 28, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

          We had cash in the amount of $Nil and a working capital deficit of $77,881 as of February 28, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

Item 4. Removed and Reserved.

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
32.1*

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

*Filed herewith

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
Date: April 9, 2010