Form 10-K
period 2010-05-31
CAROLYN RIVER PROJECTS LTD.
filed 2010-08-24
CIK 1305452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

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
Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Yes [x] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,359,150 based on a price of $0.085 per share multiplied by 15,990,000 shares held by non-affiliates.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 54,990,000 shares of common stock as of August 20, 2010.

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

Employees

     We currently have no employees, other than our sole officer and director, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

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

     We had cash in the amount of $12,314 and a working capital deficit of $88,486 as of May 31, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES.

Executive Offices

     We do not own any real property. Our principal business offices are located at 2640 Tempe Knoll Drive, North Vancouver, BC and is currently donated by our president. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. When and if we require additional space, we intend to move to new premises.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

     Our common shares were quoted for trading on the OTC Bulletin Board on November 22, 2006 under the symbol “QRMV”. On June 14, 2007 our symbol changed to “PGFT”. On August 24, 2007 our symbol changed to “CRPL”. The following quotations obtained from the OTC Bulletin Board reflect the high and low bid prices for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions for the periods indicated.

	OTC Bulletin Board
Quarter Ended	High (U.S.$)	Low (U.S.$)
May 31, 2010	$0.00	$0.00
February 28, 2010	$0.00	$0.00
November 30, 2009	$0.00	$0.00
August 31, 2009	$0.00	$0.00
May 31, 2009	$0.0021	$0.00
February 29, 2009	$0.04	$0.00
November 30, 2008	$0.07	$0.00
August 31, 2008	$0.08	$0.00

     We do not have any common stock subject to outstanding options or warrants.

Holders of our Common Stock

     As of August 20, 2010, there were 14 holders of record of our common stock. As of such date, 54,990,000 common shares of our company were issued and outstanding.

     Empire Stock Transfer is the registrar and transfer agent for our common shares. Their address is 1859 Whitney Mesa Drive, Henderson, Nevada 89014 (telephone number: 702.818.5898) ..

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

Recent Sales of Unregistered Securities

     We did not issue any equity securities that were not registered under the Securities Act during the fiscal year ended May 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2010.

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

Results of Operations for the Fiscal Years ended May 31, 2010 and May 31, 2009

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

     During the year ended May 31, 2010, we incurred expenses of $41,804 compared to $34,275 during the year ended May 31, 2009. The increase in expenses during the year ended May 31, 2010 was primarily due to increases in legal expenses, filing expenses and office and general expenses.

     As of May 31, 2010, our company had cash of $12,314 and a working capital deficit of $88,486. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

Cash Flow Used in Operating Activities

     Operating activities used cash of $48,701 for the year ended May 31, 2010, compared to using cash of $19,778 for the year ended May 31, 2009. The cash used during the year ended May 31, 2010 was primarily attributable to adjustments with respect to the gain on forgiveness of debt and changes in non cash working capital items such as accounts payable and accrued liabilities.

Cash Flow Provided by Financing Activities

     Financing activities provided cash of $58,750 for the year ended May 31, 2010 compared to providing cash of $19,010 for the year ended May 31, 2009. The cash provided for the year ended May 31, 2010 was from advances from a related party and the cash provided for the year ended May 31, 2009 was from short-term debt.

Liquidity and Capital Resources

     We had cash of $12,314 and current liabilities of $100,800 as of May 31, 2010. We had working capital deficit of $88,486 as of May 31, 2010.

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

     We require a minimum of approximately $55,000 to proceed with our plan of operation over the next twelve months, exclusive of any acquisition or development costs. This amount may also increase if we are required to carry out due diligence investigations in regards to any prospective property or business opportunity or if the costs of negotiating the applicable transaction are greater than anticipated. As we had cash in the amount of $12,314 and a working capital deficit in the amount of $88,846 as of May 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Off-Balance Sheet Arrangements

     As of May 31, 2010, our company had no off-balance sheet arrangements, including outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Going Concern

     Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our annual financial statements for the year ended May 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

Application of Critical Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to deferred income tax rates and timing of the reversal of income tax differences.

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

Earnings (Loss) Per Share

     Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of our company. Because our company does not have any potentially dilutive securities, diluted earnings (loss) per share is equal to basic earnings (loss) per share.

Income Taxes

     Deferred income taxes are provided for tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Our company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Financial Instruments

     The fair value of our company’s financial instruments, consisting of cash, accounts payable and amount due to related party, is estimated to be equal to their carrying value. It is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

     In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. Our company has adopted Statement 168 for the year ended May 31, 2010. The adoption of FASB 168 had no impact on our company’s financial statements.

     Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of our company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

MAY 31, 2010

To the Stockholders and Board of Directors of Carolyn River Projects Ltd.

We have audited the accompanying balance sheets of Carolyn River Project Ltd. (a development stage company) as of May 31, 2010 and 2009 and the related statements of operations, cash flows and stockholders’ deficit for the years then ended and the period from February 2, 2004 (Inception) to May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Carolyn River Projects Ltd. as of May 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from February 2, 2004 (Inception) to May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
August 24, 2010

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
BALANCE SHEETS

	May 31,	May 31,
	2010	2009

ASSETS

Current
Cash	$12,314	$2,265

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$14,250	$22,617

Short term debt (Note 3)	-	61,546
Due to related party (Note 4)	86,550	31,550
	100,800	115,713

Stockholders’ deficit
Common stock (Note 5)
Authorized: 585,000,000 common shares, par value $0.001 per share
Issued and outstanding: 54,990,000 common shares (May 31, 2009 – 54,990,000)	30,000	30,000
Deficit accumulated during the development stage	(118,486)	(143,448)
	(88,486)	(113,448)

	$12,314	$2,265

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative from
			February 2, 2004
			(Date of
	Year Ended	Year Ended	Inception) to
	May 31, 2010	May 31, 2009	May 31, 2010

Expenses

Accounting and audit	$18,783	$17,693	$95,480
Bank charges and interest	135	74	738
Filing	5,456	2,124	15,242
Interest	1,470	4,710	9,202
Legal	11,891	9,174	45,825
Mineral property costs	-	-	12,500
Office and general	4,069	-	4,665
Transfer agent fees	-	500	1,600

Loss from operations	(41,804)	(34,275)	(185,252)

Other item
Gain on forgiveness of debt (Note 3)	66,766	-	66,766

Net income (loss)	$24,962	$(34,275)	$(118,486)

Net earnings (loss) per share – basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	54,990,000	54,990,000

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			February 2, 2004
	Year Ended	Year Ended	(Inception) to
	May 31, 2010	May 31, 2009	May 31, 2010

Cash flows from operating activities
Net income (loss)	$24,962	$(34,275)	$(118,486)
Adjustments to reconcile net loss to net cash used in
operating activities:
Accrued interest	1,470	4,710	7,980
Gain on forgiveness of debt	(66,766)	-	(66,766)
Changes in non cash working capital items:
Accounts payable and accrued liabilities	(8,367)	9,787	14,250
Net cash used in operating activities	(48,701)	(19,778)	(163,022)

Cash flows from financing activities
Proceeds from sale and issuance of common stock	-	-	30,000
Advances from related party	55,000	-	86,550
Short-term debt	3,750	19,010	58,786
Net cash provided by financing activities	58,750	19,010	175,336

Net increase (decrease) in cash	10,049	(768)	12,314

Cash, beginning	2,265	3,033	-

Cash, ending	$12,314	$2,265	$12,314

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$1,222
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
February 2, 2004 (Inception) to May 31, 2010

			Deficit
			Accumulated
	Common	Common	During the
	Shares	Shares	Development
	Number	Amount	Stage	Total

Common stock issued for cash at $0.001 per share, February 2004	39,000,000	$5,000	$-	$5,000
Common stock issued for cash at $0.01 per share, March 2004	15,600,000	20,000	-	20,000
Common stock issued for cash at $0.10 per share, April 2004	390,000	5,000	-	5,000
Net loss	-	-	(14,547)	(14,547)

Balance, May 31, 2004	54,990,000	30,000	(14,547)	15,453
Net loss	-	-	(15,553)	(15,553)
Balance, May 31, 2005	54,990,000	30,000	(30,100)	(100)
Net loss	-	-	(22,033)	(22,033)
Balance, May 31, 2006	54,990,000	30,000	(52,133)	(22,133)
Net loss	-	-	(18,236)	(18,236)
Balance, May 31, 2007	54,990,000	30,000	(70,369)	(40,369)
Net loss	-	-	(38,804)	(38,804)
Balance, May 31, 2008	54,990,000	30,000	(109,173)	(79,173)
Net loss	-	-	(34,275)	(34,275)
Balance, May 31, 2009	54,990,000	30,000	(143,448)	(113,448)
Net income	-	-	24,962	24,962
Balance, May 31, 2010	54,990,000	$30,000	$(118,486)	$(88,486)

The accompanying notes are an integral part of these financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of May 31, 2010, the Company has not yet achieved profitable operations and has accumulated a deficit of $118,486. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, or a private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Foreign Currency Translation

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

Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to deferred income tax rates and timing of the reversal of income tax differences.

Earnings (Loss) Per Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, diluted earnings (loss) per share is equal to basic earnings (loss) per share.

Financial Instruments

The fair value of the Company’s financial instruments, consisting of cash, accounts payable and amount due to related party, is estimated to be equal to their carrying value. It is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Stock Based Compensation

The Company records compensation expenses in the financial statements for the share-based payments using the fair value method. The fair value of share based compensation to directors and employees is determined using the Black-Scholes option valuation model at the time of grant. Fair value for common shares issued for goods or services rendered by non-employees are measured based on the fair value of the goods and services received. Share-based compensation is expensed with a corresponding increase to t share capital. Upon the exercise of the stock options, the consideration paid is recorded as an increase in share capital.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Cont’d

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (“Statement 168”). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted Statement 168 for the year ended May 31, 2010. The adoption of FASB 168 had no impact on the Company’s financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3. SHORT-TERM DEBT

During the year ended May 31, 2008, the Company arranged a credit facility for an amount up to $100,000. During the year ended May 31, 2010, the lender forgave principal and interest accrued in the amount of $66,766. At May 31, 2009the Company owed $61,546 including accrued interest of $5,220 on this facility. This amount bear interest at 10%, were unsecured and due on demand.

4. DUE TO RELATED PARTY

The Company has a balance owing to a director in the amount of $86,550 as at May 31, 2010 (2009: $31,550). The amount is non-interest bearing, unsecured, with no stated terms of repayment. The related party transactions are measured at the exchange amount, which represent the amounts agreed to between the related parties.

5. COMMON STOCK

The total number of common shares authorized that may be issued by the Company is 585,000,000 shares with a par value of one tenth of one cent ($0.001) per share.

At May 31, 2010 and 2009, there were no outstanding stock options or warrants.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2010

6. INCOME TAXES

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision are as follows:

	2010	2009

Income (loss) before income taxes	$24,962	$(34,275)
Statutory tax rate	35%	35%

Expected (charge) recovery of income taxes computed at
standard rates	(8,737)	11,996
Non taxable item	23,368	-
Unrecognized non capital loss utilized	(14,631)	(11,996)
Income tax provision	$-	$-

The approximate tax effect of each type of temporary difference that gives rise to the Company’s deferred tax assets and liabilities are as follows:

	2010	2009

Components of deferred tax assets and liabilities:
Non capital loss carry forwards	$(64,131)	$(49,500)
Less: Valuation allowances	64,131	49,500
Net deferred tax asset	$-	$-

The Company has available net operating loss carry forwards of approximately $118,000 (2009: $143,000) for tax purposes to offset future taxable income, which expires beginning 2024. The potential deferred tax benefits of these losses carried-forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

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

F-4

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

     Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was not effective because there was a lack of independent directors and a lack of segregation of duties as of May 31, 2010.

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

ITEM 9B. OTHER INFORMATION.

         None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

     As at August 20, 2010, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Steven Bolton	President, Chief Executive Officer and Director Chief Financial Officer, Secretary and Treasurer	42	February 2, 2004 December 24, 2009

Business Experience

     The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Steven Bolton – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

     Mr. Steven Bolton has acted as our president, chief executive officer, and director since our incorporation on February 2, 2004 and as our chief financial officer, secretary and treasurer since December 24, 2009. Mr. Bolton is a graduate of the University of British Columbia where he earned his Bachelor of Science degree in Zoology in 1990. From 1992 to present, he has been the manager of Speedy Printing Centers, a commercial printing company located in North Vancouver, British Columbia, and has been involved in all aspects of its business operations.

      Mr. Bolton does not have any professional training or technical credentials in the exploration, development and operation of mines.

      Mr. Bolton intends to devote approximately 15% of his time to the business and affairs of our company.

Directorships

       Mr. Bolton is not a board member or officer of any publically traded companies worldwide.

Significant Employees

      We have no significant employees other than our sole officer and director.

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

Audit Committee

     Our board of directors struck an audit committee on August 20, 2009. As of the date of this annual report, Steve Bolton, our sole officer and director, is the sole member of the audit committee. Steve Bolton is not independent as defined by Rule 5605 of the Nasdaq Listing Rules or National Instrument 52-110 as adopted by the British Columbia Securities Commission. The audit committee is directed to: review the scope, cost and results of the independent audit of our books and records; review the results of the annual audit with management; review the adequacy of our accounting, financial and operating controls; recommend annually to the board of directors the selection of the independent registered accountants; consider proposals made by the independent registered chartered accountants for consulting work; and report to the board of directors, when so requested, on any accounting or financial matters. The board of directors adopted its charter for the audit committee on August 20, 2009.

Audit Committee Financial Expert

     Our board of directors has determined that it does not have an audit committee member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, nor do we have a board member that qualifies as an “independent director” as defined by Rule 5605 of the Nasdaq Listing Rules.

     Due to our very limited operations, we believe that our audit committee will be capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Nomination Procedures For Appointment of Directors

     As of August 24, 2010, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

     On August 20, 2009, our company’s board of directors adopted a Code of Ethics and Business Conduct that applies to, among other persons, our company’s president, chief executive officer, chief financial officer, secretary and treasurer (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

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

     Our Code of Ethics and Business Conduct requires, among other things, that all of our company’s personnel shall be accorded full access to our president, chief executive officer, chief financial officer, secretary and treasurer with respect to any matter which may arise relating to the Code of Ethics and Business Conduct. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Ethics and Business Conduct by our president, chief executive officer, chief financial officer, secretary and treasurer.

     In addition, our Code of Ethics and Business Conduct emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president, chief executive officer, chief financial officer, secretary and treasurer. If the incident involves an alleged breach of the Code of Ethics and Business Conduct by the president, secretary and treasurer, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Ethics and Business Conduct.

     Our Code of Ethics and Business Conduct was filed as Exhibit 14.1 to our annual report on Form 10-K filed with the Securities and Exchange Commission on August 24, 2009. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: Carolyn River Projects Ltd., of 2640 Tempe Knoll Drive, North Vancouver, British Columbia Canada V6C 1V5.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended May 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Steve Bolton	2(1)	2(1)	2(1)

(1) The named director failed to file a Form 3 and Schedule 13D upon their acquisition of shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended May 31, 2010, who we will collectively refer to as our named executive officers of our company for the years ended May 31, 2010 and 2009, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

Summary Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Steven Bolton President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director(1)	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Mr. Bolton has been our president, chief executive officer and a director of our company since February 2, 2004 and our chief financial officer, secretary and treasurer since December 24, 2009.

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

Outstanding Equity Awards at Fiscal Year-End

     As at May 31, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Directors Compensation

     We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. During the year ended May 31, 2010, no director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Pension and Retirement Plans

     Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     As of August 20, 2010, there were 54,990,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Steve Bolton 2118 Eastern Avenue, Suite 5 North Vancouver, B.C. Canada	19,500,000	35.46%
Directors and Executive Officers as a Group (1 person)		19,500,000	35.46%
Common Stock	Bryan Markert 722 East 6th Street North Vancouver, B.C. Canada	19,500,000	35.46%
5% Shareholders (1 person)		19,500,00	35.46%

(1)

Based on 54,990,000 shares of common stock issued and outstanding as of August 20, 2010. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

     We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

      Our company does not currently have a stock option plan or other form of equity plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our last fiscal year ended May 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years.

     As at May 31, 2010, an amount of $86,550 is owing to the sole officer and director of our company. This amount is unsecured, non-interest bearing and has no specified terms of repayment.

Corporate Governance

Director Independence

     We currently act with one director, Steve Bolton. Mr. Bolton is not an independent director as defined in Rule 5605 of the Nasdaq Listing Rules.

Audit Committee

     Our board of directors struck an audit committee on August 20, 2009. Currently, Steve Bolton, our sole officer and director, is the sole member of the audit committee.

Transactions with Independent Directors

     Our sole director did not enter into any transaction, relationship or arrangement during the year ended May 31, 2010 that was considered by our board of directors in determining whether he maintained his independence in accordance with Rule 5605 of the Nasdaq Listing Rules.

National Instrument 52-110

     We are a reporting issuer in the Province of British Columbia. National Instrument 52-110 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning the constitution of our audit committee and our relationship with our independent auditor. As defined in National Instrument 52-110, our sole officer and director is not an independent director. For a description of the education and experience of our sole audit committee member that is relevant to the performance of his respective responsibilities as audit committee members, please see the disclosure under the heading “Item 10. Directors, Executive Officers and Corporate Governance – Business Experience”. Our sole audit committee member is not “financially literate”, as defined in National Instrument 52-110.

     Our audit committee was responsible for reviewing both interim and annual financial statements for our company. For the purposes of performing their duties, our audit committee had the right at all times, to inspect all the books and financial records of our company and any subsidiaries and to discuss with management and the external auditors of our company any accounts, records and matters relating to the financial statements of our company. Our audit committee have met and will meet periodically with management and annually with the external auditors.

     Since the commencement of our company’s most recently completed financial year, our audit committee has not failed to nominate or compensate an external auditor.

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

     Commensurate with the appointment of the audit committee on August 20, 2009, the board of directors adopted its charter for the audit committee, which sets out specific policies and procedures for the engagement of non-audit services. A copy of our company’s Audit Committee Charter was filed as an exhibit to our annual report filed with the Securities and Exchange Commission on August 24, 2009.

National Instrument 58-101

     We are a reporting issuer in the Province of British Columbia. National Instrument 58-101 of the Canadian Securities Administrators requires our company, as a venture issuer, to disclose annually in our annual report certain information concerning corporate governance disclosure.

Board of Directors

     Our board of directors currently acts with one member, Steve Bolton. We have determined that Mr. Bolton is not independent as that term is defined in National Instrument 52-110 due to the fact that he is our president, chief executive officer, chief financial officer, secretary and treasurer.

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

Directorships

     Our sole director is not currently a director of any other reporting issuers (or the equivalent in a foreign jurisdiction).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

     The aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-K for the fiscal years ended May 31, 2010 and 2009 were $7,000 and $6,500 respectively.

Audit Related Fees

     For the fiscal years ended May 31, 2010 and 2009, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $6,500 and $6,100 respectively.

Tax Fees

     For the fiscal years ended May 31, 2010 and 2009, the aggregate fees billed by Dale Matheson Carr-Hilton Labonte LLP, Chartered Accountants, for other non-audit professional services, other than those services listed above, totalled $Nil and $Nil respectively.

All Other Fees

     We did not incur any other fees, other than described above, during the years ended May 31, 2010 and 2009.

     Our audit committee has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.

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

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10- K, filed on August 24, 2009)
31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Audit Committee Charter (incorporated by reference from our Annual Report on Form 10-K, filed on August 24, 2009)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAROLYN RIVER PROJECTS LTD.

By: /s/ Steve Bolton
Steve Bolton
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: August 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steve Bolton
Steve Bolton
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: August 24, 2010