Form 10-Q
period 2010-08-31
CAROLYN RIVER PROJECTS LTD.
filed 2010-10-14
CIK 1305452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting	Smaller reporting company [X]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

54,990,000 common shares issued and outstanding as of October 8, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

          It is the opinion of management that the interim financial statements for the quarter ended August 31, 2010 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

CAROLYN RIVER PROJECTS LTD.

(A Development Stage Company)

FINANCIAL STATEMENTS

August 31, 2010

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	August 31,	May 31,
	2010	2010

ASSETS

Current
Cash	$7,295	$12,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current
Accounts payable and accrued liabilities	$20,420	$14,250
Due to related party	86,550	86,550
	106,970	100,800

Stockholders’ Deficit
Common stock
585,000,000 shares authorized, $0.001 par value,
54,990,000 shares issued and outstanding (May 31, 2010 - 54,990,000)	30,000	30,000
Deficit accumulated during the development stage	(129,675)	(118,486)
	(99,675)	(88,486)

	$7,295	$12,314

The accompanying note is an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
	Three months	Three months	February 2, 2004
	ended	ended	(Inception) to
	August 31,	August 31,	August 31,
	2010	2009	2010

Expenses
Accounting and audit	$6,434	$5,758	$101,914
Bank charges and interest	20	64	758
Filing	802	4,032	16,044
Interest expense	-	1,470	9,202
Legal	3,833	4,479	49,658
Mineral property costs	-	-	12,500
Office and general	100	-	4,765
Transfer agent fees	-	-	1,600

Loss from Operations	(11,189)	(15,803)	(196,441)
Other Item
Gain on forgiveness of debt	-	-	66,766

Net Loss	$(11,189)	$(15,803)	$(129,675)

Net Loss per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding – Basic and Diluted	54,990,000	54,990,000

The accompanying note is an integral part of these interim financial statements.

CAROLYN RIVER PROJECTS LTD.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	Three months	Three months	February 2, 2004
	ended	ended	(Inception) to
	August 31,	August 31,	August 31,
	2010	2009	2010

Cash Used in Operating Activities
Net loss	$(11,189)	$(15,803)	$(129,675)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued interest	-	1,470	7,980
Gain on forgiveness of debt	-	-	(66,766)
Changes in non cash working capital items
Accounts payable and accrued liabilities	6,170	(3,507)	20,420
Net Cash Used in Operating Activities	(5,019)	(17,840)	(168,041)

Cash From Financing Activities
Proceeds from sale and issuance of common stock	-	-	30,000
Advances from related party	-	12,000	86,550
Short term debt	-	3,750	58,786
Net Cash Provided by Financing Activities	-	15,750	175,336

Increase (Decrease) in Cash	(5,019)	(2,090)	7,295

Cash, Beginning	12,314	2,265	-

Cash, Ending	$7,295	$175	$7,295

Supplemental Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying note is an integral part of these interim financial statements.

Note 1	Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended August 31, 2010 are not necessarily indicative of the results that may be expected for the year ending May 31, 2011.

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

For the three month periods ended August 31, 2010 and August 31, 2009

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

          Our interim consolidated financial statements report a net loss of $11,189 for the three month period ended August 31, 2010 as compared to a net loss of $15,803 for the three month period ended August 31, 2009.

          During the three months ended August 31, 2010, we incurred expenses of $11,189 compared to $15,803 during the three months ended August 31, 2009. The decrease in expenses during the three months ended August 31, 2010 was largely due to decreases in legal fees, filing fees and interest expense.

Liquidity and Capital Resources

          We had cash of $7,295 as of August 31, 2010 and a working capital deficit of $99,675. Our total liabilities as of August 31, 2010 were $106,970, as compared to total liabilities of $100,800 as of May 31, 2010. The change was due primarily to increases in accounts payable and accrued liabilities.

          To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the twelve month period ending August 31, 2011. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Cash Flow Used in Operating Activities

          Operating activities used cash of $5,019 for the three month period ended August 31, 2010, compared to using $17,840 for the three month period ended August 31, 2009. The decrease in cash used during the three month period ended August 31, 2010 was commensurate with a decrease in our net loss $nil balance of accrued interest and a higher balance of accounts payable and accrued liabilities.

Cash Flow Provided by Financing Activities

          Financing activities provided cash of $nil for the three month period ended August 31, 2010, compared to $15,750 for the three month period ended August 31, 2009.

Product Research and Development

          We do not anticipate that we will spend any significant monies on research and development over the twelve month period ending August 31, 2011.

Purchase of Significant Equipment

          We do not intend to purchase any significant equipment over the twelve month period ending August 31, 2011.

Off-Balance Sheet Arrangements

          As of August 31, 2010, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          Recent pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of our company.

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

          As of August 31, 2010, the three month period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and our Secretary concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. We have insufficient resources to adequately ensure that information is reported within the time periods specified in the SEC’s rules and forms. We do not have the funds necessary to cover our projected operating expenses over the next 12 month period. We are seeking to raise additional funds through the issuance of equity securities. There can be no assurance that we will be successful in raising the capital required to continue our operations and comply with our reporting requirements.

          There have been no significant changes in our internal controls over financial reporting that occurred during the three month period ended August 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

          We had cash in the amount of $7,295 and a working capital deficit of $99,675 as of August 31, 2010. We anticipate that we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that we will not have sufficient capital to fund our ongoing operations for the next twelve months. We may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

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

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K, filed on August 24, 2009)
31.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
Date: October 14, 2010